Form 10QSB
period 1998-09-30
RIDGEWOOD FINANCIAL INC
filed 1998-12-28
CIK 1068784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to           .
                                                 ----------    ----------

                           Commission File No. 0-25149


                            Ridgewood Financial, Inc.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


         New Jersey                                           22-3616280
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
 or Organization)                                         Identification No.)


               55 North Broad Street, Ridgewood, New Jersey 07450
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (201) 445-7887
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES                  NO      X
                                 ------                 ------
    Number of shares of Common Stock outstanding as of December 21, 1998: -0-

Transitional Small Business Disclosure Format (check one)

                             YES                  NO      X
                                 ------                 ------

                            RIDGEWOOD FINANCIAL, INC.

                                    Contents
                                    --------

                                                                         Page(s)
                                                                         -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements........................................... 3

     Item 2.  Management's Discussion and Analysis or Plan of Operation...... 9

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................13

     Item 2.  Changes in Securities and Use of Proceeds......................13

     Item 3.  Defaults upon Senior Securities................................13

     Item 4.  Submission of Matters to a Vote of Security Holders............13

     Item 5.  Other Information..............................................13

     Item 6.  Exhibits and Reports on Form 8-K...............................13

     Signatures..............................................................14

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Ridgewood Savings Bank of New Jersey
                        Statements of Financial Condition
                    September 30, 1998 and December 31, 1997
                                 (in thousands)

                                                                                    September 30,     December
                                                                                        1998            1997
                                                                                       -------        -------
              Assets                                                                (unaudited)
Cash and due from banks                                                               $  1,724          2,198
Federal funds sold                                                                      17,200         13,200
                                                                                       -------        -------
            Cash and cash equivalents                                                   18,924         15,398

Investment securities:
     Held to maturity                                                                    1,870          9,666
     Available for sale                                                                 10,092         26,954
Mortgage-backed securities:
     Held to maturity                                                                   12,060         14,356
     Available for sale                                                                 96,165         50,099
Loans held for sale                                                                         --            750

Loans receivable, net                                                                  105,499        105,715
Accrued interest receivable                                                              1,379          1,609
Premises and equipment, net                                                              2,186          2,253
Federal Home Loan Bank ("FHLB") stock, at cost                                           1,949          1,949
Other assets                                                                               392            316
                                                                                       -------        -------
                  Total assets                                                        $250,516        229,065
                                                                                       =======        =======

      Liabilities and Equity

Deposits                                                                              $198,386        193,889
Borrowed funds                                                                          32,895         16,282
Advances from borrowers for taxes and insurance                                            827            902
Accounts payable and other liabilities                                                     629            798
                                                                                       -------        -------

                  Total liabilities                                                    232,737        211,871

Retained earnings                                                                       17,634         16,966
Accumulated other comprehensive income                                                     145            228
                                                                                       -------        -------
                  Total equity                                                          17,779         17,194
                                                                                       -------        -------

                Total liabilities and equity                                          $250,516        229,065
                                                                                       =======        =======

   See accompanying notes to financial statements

                      RIDGEWOOD SAVINGS BANK OF NEW JERSEY
                         Condensed Statements of Income
                           September 30, 1998 and 1997
                                 (in thousands)

                                                                     Three months                     Nine months
                                                                        ended                            ended
                                                                     September 30,                    September 30,
                                                              ---------------------------   --------------------------------
                                                                 1998             1997            1998              1997
                                                                 ----             ----            ----              ----

                                                                     (unaudited)                     (unaudited)

Interest income:
Loans receivable                                               $  2,104           2,215           6,254           6,597
Investment securities                                               170             796             856           2,713
Mortgage-backed securities                                        1,591             788           4,270           2,085
Other                                                               287             165             799             431
                                                               --------          ------          ------          ------

     Total interest income                                        4,152           3,964          12,179          11,826

Interest expense:
Deposits                                                          2,445           2,311           7,237           6,600
Borrowed funds                                                      361             286             881           1,044
                                                               --------          ------          ------          ------

     Total interest expense                                       2,806           2,597           8,118           7,644
                                                               --------          ------          ------          ------

     Net interest income                                          1,346           1,367           4,061           4,182

Provision for loan losses                                            36               3             168               9
                                                               --------          ------          ------          ------

     Net interest income after
          provision for loan losses                               1,310           1,364           3,893           4,173

Noninterest income:
Fees and service charges                                             38              33             105              80
Gain on sale of securities                                           --              12              24              12
Gain on sale of loans                                                --              --              21               3
Other                                                                 1               1               7              14
                                                               --------          ------          ------          ------

     Total noninterest income                                        39              46             157             109

Noninterest expenses:
Salaries and benefits                                               563             501           1,599           1,443
Occupancy and equipment                                             359             265             914             766
Advertising and promotion                                            36              34             112             102
SAIF deposit insurance premium                                       30              27              89              81
Other expenses                                                      121             110             364             330
                                                               --------          ------          ------          ------

     Total noninterest expenses                                   1,109             937           3,078           2,722
                                                               --------          ------          ------          ------

     Income before income taxes                                     240             473             972           1,560

Income taxes                                                         59             187             304             612
                                                               --------          ------          ------          ------

     Net income                                                $    181             286             668             948
                                                               ========          ======          ======          ======


   See accompanying notes to financial statements

                      Ridgewood Savings Bank of New Jersey
                            Statements of Cash Flows
              For the Nine months Ended September 30, 1998 and 1997
                                 (in thousands)

                                                                           September 30,
                                                                        -------------------
                                                                          1998       1997
                                                                        --------    -------
Cash flows from operating Activities:                                         (unaudited)
       Net Income                                                        $   668        948
       Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation                                                          150        148
       Amortization of loan fees                                             (60)       (58)
       Premiums and discounts on mortgage-backed and
         investment securities                                               751        109
       Proceeds from loan sales                                              771        360
       Loans originated for resale                                          --         (324)
       Gain on sale of loans                                                 (21)        (3)
       Loss on fixed asset disposal                                           77       --
       Gain on sale of securities-available for sale                         (24)       (12)
       Provision for loan losses                                             168          9
       Deferred income tax expense                                           138        526
       Decrease in accrued interest receivable                               230        495
       Increase in other assets, net                                        (170)      (471)
       Decrease in other liabilities                                        (169)      (961)
                                                                         -------    -------
       Net cash provided by operating activities                           2,509        766
                                                                         -------    -------
Cash flows from investing Activities:
       Net decrease in first mortgage loans                                  843      2,959
       Net increase in consumer loans                                       (717)    (2,194)
       Purchases of mortgage-backed securities available for sale        (64,982)   (22,042)
       Principal collected on mortgage-backed securities                  20,178      5,214
       Proceeds from sales of mortgage-backed
         securities available for sale                                      --        3,051
       Purchases of investment securities available for sale              (5,649)    (1,503)
       Proceeds from sales of investment securities available for sale    10,522     10,148
       Maturities of investment securities available for sale             12,200       --
       Maturities of investment securities held to maturity                7,476      2,500
       Principal  collected on investment securities                         289        401
       Purchases of premises & equipment                                    (160)      (122)
       Proceeds from collection of loan fees                                 (18)       (26)
                                                                         -------    -------
       Net cash used in investing activities                             (20,018)    (1,614)

Cash flows from financing Activities:
       Net increase in passbook,
         NOW and money market accounts                                     2,647      5,702
       Net increase  in certificates of deposit                            1,850      9,110
       Proceeds from borrowed funds                                       30,225     32,600
       Repayment of borrowed funds                                       (13,612)   (43,156)
       Net increase in advances from borrowers
         for taxes and insurance                                             (75)       (58)
                                                                         -------    -------
       Net cash provided by financing activities                          21,035      4,198

       Net increase in cash and cash equivalents                           3,526      3,350

Cash and cash equivalents at beginning of period                          15,398      6,364
                                                                         -------    -------
Cash and cash equivalents at end of period                                18,924      9,714
                                                                         -------    -------
Supplemental disclosures of cash flow information - cash payments for:
       Interest on deposits and borrowed funds                             8,177      7,842
       Income taxes                                                          484        285

       See accompanying notes to financial statements

                      RIDGEWOOD SAVINGS BANK OF NEW JERSEY

                          Notes to Financial Statements
                                   (Unaudited)

1.       Basis of Preparation
         --------------------
         The financial statements included herein are for Ridgewood Savings Bank of New Jersey (the "Bank"). As described further in Note 2, Ridgewood Financial, Inc. had no operations or assets during the quarter ended September 30, 1998. Upon completion of the transactions described in
         Note 2, the Bank will be a wholly owned subsidiary of Ridgewood Financial, Inc.

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flow in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income are not necessarily indicative of the results which may be expected for the entire year.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the Bank for the year ended December 31, 1997 (included in the prospectus of Ridgewood Financial, Inc. dated November 12, 1998 and filed with the Securities and Exchange Commission on November 20,
         1998).

2.       Plan of Reorganization and Stock Issuance
         -----------------------------------------

         On June 22,  1998,  the  Bank's  Board  of  Directors  approved  a plan
         ("Plan") to reorganize and convert from a state-chartered mutual savings bank to a state-chartered stock savings bank, to create a stock holding company (Ridgewood Financial, Inc.) under the control of a mutual holding company (Ridgewood Financial, MHC) and to offer stock of Ridgewood Financial, Inc., subject to ratification by the Bank's members. The Plan was subject to approval by federal and state regulatory agencies and included the filing of a registration statement with the SEC. These transactions were not completed by September 30, 1998. Actual conversion, reorganization and offering costs will be accounted for as a reduction in gross proceeds.

         The Plan calls for the common stock of the Bank to be purchased by the stock holding company and, of the common stock of the stock holding company to be issued, 47% will be sold to various parties in an offering at a price of $7.00 per share and 53% will be issued to the mutual holding company.

         The stockholders of the stock holding company will be asked to approve a proposed stock option plan and a proposed restricted stock plan at a meeting of the stockholders after the conversion. Shares issued to directors and employees under these plans may be from authorized but unissued shares of common stock or they may be purchased in the open market. In the event that options or shares are issued under these plans, such issuances will be included in the earnings per share calculation; thus, the interests of existing stockholders would be diluted.

         The stock holding company will not be permitted to pay dividends on its capital stock if its stockholders' equity would be reduced below the amount required for the liquidation account discussed below. The income of the stock holding company may depend, in part, on the amount of dividends the stock holding company receives from the Bank.

         The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by regulation.

         At the time of the reorganization and conversion, the Bank will establish a liquidation account (which is a memorandum account that does not appear on the balance sheet) in an amount equal to its retained income as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after the reorganization and conversion. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts would be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

(3)  Investment Securities

     The following is a summary of maturities of the investment securities as of September 30, 1998 and December 31, 1997 (in thousands):

                                                            September 30, 1998                        December 31, 1997
                                                    ----------------------------------------- --------------------------------------
                                                                 (Unaudited)
                                                     Securities held to  Securities available  Securities held  Securities available
                                                         maturity              for sale          to maturity          for sale
                                                   -------------------  ------------------   ------------------ --------------------
                                                   Amortized    Fair    Amortized   Fair     Amortized   Fair    Amortized   Fair
                                                      cost      value      cost     value      cost      value     cost      value
                                                      ----      -----      ----     -----      ----      -----     ----      -----
Amounts maturing in:
     Equity securities                              $    --        --         8        27        --        --         8        22
     One year or less                                   497       497       500       500       920       916       500       498
     After one year through
        five years                                       52        52       808       813     1,219     1,238        --        --

     After five years through
        ten years                                       716       738       379       388     3,807     3,842    23,197    23,193
     After ten years                                    605       606     8,053     8,364     3,720     3,728     3,091     3,241
                                                    -------   -------   -------   -------   -------   -------   -------   -------

                                                    $ 1,870     1,893     9,748    10,092     9,666     9,724    26,796    26,954
                                                    =======   =======   =======   =======   =======   =======   =======   =======



     Expected  maturities  will  differ  from  contractual   maturities  because
     borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(4)  Mortgage-backed Securities

     The following is a summary of maturities of the mortgage-backed securities as of September 30, 1998 and December 31, 1997 (in thousands):

                                                          September 30, 1998                        December 31, 1997
                                       ------------------------------------------------- -------------------------------------------
                                                         (Unaudited)
                                        Securities held to          Securities available    Securities held     Securities available
                                            maturity                     for sale             to maturity            for sale
                                       ----------------------    ----------------------- --------------------  ---------------------
                                        Amortized       Fair      Amortized     Fair      Amortized     Fair     Amortized     Fair
                                           cost        value         cost       value        cost      value       cost       value
                                           ----        -----         ----       -----        ----      -----       ----       -----
Amounts maturing in:
     After one year through
        five years                      $    954          956        9,557       9,634           -          -       7,549      7,593
     After five years through
        ten years                            673          690       24,502      24,778         963        955      10,546     10,598
     After ten years                      10,433       10,605       62,222      61,753      13,393     13,567      31,807     31,908
                                        --------       ------       ------      ------     -------     ------     -------     ------
                                        $ 12,060       12,251       96,281      96,165      14,356     14,522      49,902     50,099
                                        ========       ======       ======      ======      ======     ======     =======     ======

     Expected  maturities  will  differ  from  contractual   maturities  because
     borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(5)  Borrowed Funds

     Borrowed funds at September 30, 1998 and December 31, 1997 are summarized as follows (in thousands):

                                      September 30,             December 31,
                                           1998                     1997
                                           ----                     ----
                                       (Unaudited)
     Advances from the FHLB             $32,895                  $16,282
                                         ======                   ======

     Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and qualifying first mortgage loans. Advances at September 30, 1998 and December 31, 1997 have maturity dates as follows (in thousands):

                              September 30,            December 31,
                                  1998                     1997
                                  ----                     ----
                               (Unaudited)
          1998                   $    325               $ 15,525
          2000                      2,500                    150
          2001                      2,000                      -
          2002                      4,000                      -
          2003                      5,500                      -
          2005                      2,000                      -
          2006                        570                    607
          2008                     16,000                      -
                                  -------                -------
                                 $ 32,895               $ 16,282
                                  =======                =======

     The interest rates on advances ranged from 5.05% to 6.76% and from 5.30% to 6.85% at September 30, 1998 and December 31, 1997, respectively.

(6)  Comprehensive Income

     Effective January 1, 1998, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under Statement No. 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Comparative financial statements provided for earlier periods have been reclassified to reflect the application of the provisions of Statement No. 130. For the Bank, comprehensive income is determined by adding unrealized holding gains or losses during the period to net income. Comprehensive income totalled $567,000 and $1.1 million for the quarters ended September 30, 1998 and 1997, respectively, and $540,000 and $1.7 million for the nine months ended September 30, 1998 and 1997, respectively.

                  Item 2. Management's Discussion and Analysis
                             of Recent Developments

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

         Total assets increased by $21.4 million or 9.3% to $250.5 million at September 30, 1998 from $229.1 million at December 31, 1997. This increase was primarily due to an increase in available for sale mortgage-backed securities, offset by decreases in investment securities, held to maturity mortgage-backed securities, and loans held for sale. Cash and cash equivalents increased $3.5 million to $18.9 million at September 30, 1998 compared to $15.4 million at December 31, 1997. Available for sale mortgage-backed securities increased by $46.1 million to $96.2 million at September 30, 1998, from $50.1 million at December 31, 1997, as new purchases and reinvestment of prepayments of mortgage-backed securities were classified as available for sale. Between these dates, total investment securities decreased by $24.6 million from $36.6 million to $12.0 million at September 30, 1998 as a result of sales and redemptions of callable securities.

         The Bank's deposits increased by $4.5 million or 2.3% from December 31, 1997 to $198.4 million at September 30, 1998, due primarily to continued deposit growth at both of its new branches opened in 1996. Borrowings increased $16.6 million to $32.9 million at September 30, 1998 from $16.3 million at December 31, 1997 as the Bank used borrowings to lengthen the maturities of its liabilities to reduce interest rate risk and to generate additional income as part of its leveraging strategy.

         Total equity increased $586,000 to $17.8 million at September 30, 1998 due to net income of $668,000 offset by approximately $82,000 of unrealized depreciation on securities available for sale, net of taxes.

         After September 30, 1998, the Bank made an offer to purchase a building in Ridgewood, New Jersey for approximately $4.0 million. The offer has been accepted but is subject to certain conditions. If all conditions are met, the Bank may acquire the property by December 31, 1998. The Bank expects to use the property as an additional branch office and to house administrative operations. The Bank has estimated that the acquisition and refurbishment costs for this purpose could total approximately $6.0 million. These costs could be funded with cash and cash equivalents without reducing liquidity below the level the Bank feels is appropriate.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and September 30, 1997

         Net Income. Net income decreased $105,000 to $181,000 for the three months ended September 30, 1998 as compared to $286,000 for the same period in 1997. Net income decreased primarily due to a decrease of $21,000 in net interest income, an increase in the provision for loan losses of $33,000, and an increase in noninterest expenses of $172,000.

         Net Interest Income. Net interest income decreased by approximately $21,000 or 1.5% to $1.3 million for the three months ended September 30, 1998, as compared to the same three months in 1997. The decrease in net interest income was primarily due to a decline in the average yield on interest earning assets and an increase in interest expense due to higher average balances of deposits and borrowings. In addition, market conditions and competitive pressure on the pricing of loans and deposits has resulted in a smaller interest rate spread. Market conditions and/or competitive pressures in the future may further reduce the spread between asset yields and the cost of funds.

         Provision for Loan Losses. The provision for loan losses increased by $33,000 to $36,000 for the three months ended September 30, 1998 from $3,000 for the same three months of 1997. The increase was recognized in order to raise the allowance for loan losses primarily as a result of management's review of the risk inherent in the loan portfolio based in part on a comparison of loss experience at the Bank and loss experience and reserve levels at peer institutions. In addition, the allowance was increased as a result of the changing composition of the loan portfolio from single family mortgages to commercial real estate and consumer loans.

         Noninterest income. Noninterest income decreased by $7,000 to $39,000 for the three months ended September 30, 1998, from $46,000 for the same period in 1997.

         Noninterest expenses. Noninterest expenses increased by $172,000 to $1.1 million for the three months ended September 30, 1998 from $937,000 for the same three months in 1997. The increase was due to higher salaries and benefits expenses for the three months ended September 30, 1998 resulting from an increase in staff, increases in medical insurance rates, recognition of expenses for new benefit plans for senior executives and the Board of Directors, as well as normal salary and merit increases. In addition, $75,000 was charged to earnings due to replacement of all personal computers which did not meet year 2000 compliance tests.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and September 30, 1997

         Net Income. Net income decreased $280,000 to $668,000 for the nine months ended September 30, 1998 as compared to $948,000 for the same period in 1997. Net income decreased due to a decline of $121,000 in net interest income, an increase of $159,000 in loan loss provisions, and an increase in noninterest expense of $356,000.

         Net Interest Income. Net interest income decreased by approximately $121,000 or 2.9% to $4.1 million for the nine months ended September 30, 1998. The decrease was primarily due to a decrease in the average yield of interest earning assets and an increase in average balances of deposits and borrowings, partially offset by a modest decline in the average cost of interest-bearing liabilities. However, market conditions and competitive pressure on the pricing of loans and deposits has resulted in a smaller interest rate spread. Market conditions and/or competitive pressure in the future may further reduce the spread between asset yields and the cost of funds.

         Provision for Loan Losses. The provision for loan losses increased $159,000 for the nine months ended September 30, 1998, as compared to $9,000 for the same nine months in 1997, thereby increasing the allowance for loan losses to $786,000 at September 30, 1998.

         Noninterest income. Noninterest income increased by $48,000 to $157,000 for the nine months ended September 30, 1998, from $109,000 for the nine months ended September 30, 1997. These increases resulted from higher ATM fees, increases in service fees on deposit accounts, gains on sales of loans and securities, and higher loan servicing income.

         Noninterest expenses. Noninterest expenses increased by $356,000 to $3.1 million for the nine months ended September 30, 1998, from $2.7 million for the nine months ended September 30, 1997. This resulted from an increase of $148,000 in salaries and benefit costs, and an increase of $199,000 in other noninterest expenses. Included in the increase in noninterest expenses was a charge of $75,000 for replacement of personal computers which did not meet year 2000 compliance tests. In addition, computer service expense increased by $45,000, resulting from an increase in account volumes and including $15,000 in year 2000 compliance costs. Further, consultants fees increased by $26,000 due to increased use of consultants as well as costs associated with the strategic planning.

         Income Taxes. Income taxes decreased by approximately $308,000 to $304,000 for the nine months ended September 30, 1998, as compared to $612,000 for the same nine months in 1997. The decrease was primarily due to the decrease in income before taxes as discussed above, as well as an increase in tax exempt income.

Year 2000 Evaluation

         Rapid and accurate data processing is essential to the Bank's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. We have been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timers, electronic door lock and heating, ventilation and air conditioning controls). We have examined all of our non-information technology systems and have either received certifications of year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the year 2000. We expect to further test the systems we control and receive third party certification, where appropriate, that they will continue to function. We do not expect any material costs to address our non-information technology systems and have not had any material costs to date. We have determined that the information technology systems we use have substantially more year 2000 risk than the non-information technology systems we use. We have evaluated our information technology systems risk in three areas: (1) our own computers, (2) computers of others used by our borrowers, and (3) computers of others who provide us with data processing.

         Our own computers. We expect to spend approximately $200,000 through December 31, 1998 to upgrade our computer system. We expect to capitalize this cost. This upgrade is expected to eliminate the year 2000 risk in our computers. We do not expect to have material costs to address this risk area after December 31, 1998. At September 30, 1998, approximately half of the estimated $200,000 had been capitalized. In addition to this $200,000, we expensed approximately $75,000 between July 1, 1998 and September 30, 1998 for non-compliant computer equipment.

         Computers of others used by our borrowers. We have evaluated most of our borrowers and do not believe that the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. We believe that most of our residential borrowers are not dependent on their home computers for income and that none of our commercial borrowers are so large that a year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. As a result, we have not contacted residential borrowers concerning this issue and do not consider this issue in our residential loan underwriting process. We have begun contacting our commercial borrowers with loans of $250,000 or more and considering this issue during commercial loan underwriting. At September 30, 1998 these loans constituted $9.2 million or 86.2% of our $10.6 million commercial loan portfolio. We do not expect any material costs to address this risk area.

         Computers of others who provide us with data processing. This risk is primarily focused on one third party service bureau that provides virtually all of the Bank's data processing. This service bureau is not year 2000 compliant but has advised us that it expects to be compliant before the year 2000. If this problem is not solved before the year 2000, we would likely experience significant delays, mistakes or failures. These delays, mistakes or failures could have a significant impact on our financial condition and results of operations.

         Contingency Plan. We are monitoring our service bureau to evaluate whether our data processing system will fail. We are being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If our service bureau fails, we will attempt to locate an alternative service bureau that is year 2000 compliant. If we are unsuccessful, we will enter deposit and loan transactions by hand in our general ledger and compute loan payments and deposit balances and interest with our existing computer system. We can do this because of our relatively small number of loan and deposit accounts and our internal bookkeeping system. Our computer systems are independently able to generate labels and mailings for all of our customers and we periodically test this system and print and store this material. If this labor intensive approach is necessary, management and our employees will become much less efficient. However, we believe that we would be able to operate in this manner indefinitely, until our existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution service bureaus were operating in the year 2000, our replacement costs, assuming we could negotiate an agreement, could be material.

Liquidity and Capital Resources

     Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Bank's liquidity, capital or operations nor is management aware of any current recommendation by regulatory authorities, which if implemented, would have such an effect. At September 30, 1998, the Bank met all applicable regulatory capital requirements.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  Not applicable.

Item 5.  Other Information
         -----------------

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      None.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            RIDGEWOOD FINANCIAL, INC.



Date: December 28, 1998          By:      /s/Susan E. Naruk
                                          --------------------------------------
                                          Susan E. Naruk
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)
                                          (Duly Authorized Officer)



Date: December 28, 1998          By:      /s/John Scognamiglio
                                          --------------------------------------
                                          John Scognamiglio
                                          Senior Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer and Chief
                                          Accounting Officer)