Form 10KSB40
period 1998-12-31
RIDGEWOOD FINANCIAL INC
filed 1999-03-30
CIK 1068784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 --------------
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 1998
                          ------------------------------------------------------

                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------
SEC File Number:     0-25149
                ---------------
                            RIDGEWOOD FINANCIAL, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

 New Jersey                                                     22-3616280
 -------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

55 North Broad Street, Ridgewood, New Jersey                        07450
--------------------------------------------                    --------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:              (201) 445-4000
                                                            --------------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                            --------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year $16,518,633.

     Issuer's voting stock trades on The Nasdaq Stock Market under the symbol "RSBI". The aggregate market value of the voting stock held by non-affiliates of the issuer, based upon the closing price of such stock as of March 25, 1999 ($8.00 per share), was $10.3 million.

     As of March 25, 1999, registrant had 3,180,000 shares of common stock outstanding.

 Transitional Small Business Disclosure Format (check one):   Yes      No   X
                                                                 ----     -----
DOCUMENTS INCORPORATED BY REFERENCE:  None.

     Ridgewood Financial, Inc. (the "Registrant" or the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

     The Company cautions that this list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

                                     PART I

Item 1. Description of Business
-------------------------------

General

     The Company is a savings bank holding company that was incorporated in July 1998 under the laws of the State of New Jersey for the purpose of acquiring all of the issued and outstanding common stock of Ridgewood Savings Bank of New Jersey (the "Bank"). This acquisition occurred in January 1999 at the time the Bank simultaneously converted from a mutual to stock institution and sold all of its outstanding capital stock to the Company, the Company made its initial public offering of common stock and provided additional shares of common stock to Ridgewood Financial, MHC, a mutual holding company that holds 53% of the outstanding shares of the Company (the "Reorganization"). Because the Reorganization was not completed until January 7, 1999, at December 31, 1998, the Company had no assets, liabilities or equity. As a result, throughout this report all references to operations, assets, liabilities and equity of the Bank include those of the Company. As of December 31, 1998, the Bank had total assets of $274.7 million, total deposits of $205.5 million, and total equity of $17.4 million or 6.3% of total assets. The only subsidiary of the Company is the Bank.

     The Bank is a state-chartered stock savings bank headquartered in Ridgewood, New Jersey. The Bank was founded in 1885 with a charter from the state of New Jersey under the name of "The Ridgewood Building and Loan Association" which later became a New Jersey-chartered savings bank under the name of "Ridgewood Savings Bank of New Jersey." The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC").

     The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

     The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate and sell real estate loans on one- to four-family residences and, to a lesser extent, to originate consumer loans and other loans for its portfolio. The Bank also purchases one- to four-family residential loans. The Bank has offices in Ridgewood and Mahwah, New Jersey, which are located in its primary market area of northwestern Bergen County in the State of New Jersey.

     The principal sources of funds for the Bank's lending and investing activities are deposits, Federal Home Loan Bank (FHLB) advances, the repayment and maturity of loans and sale, maturity, and call of securities. The principal source of income is interest on loans and mortgage-backed and investment securities. The Bank's principal expense is interest paid on deposits and FHLB advances.

Market Area

     The Bank's primary market area for loans and deposits is northwestern Bergen County, New Jersey and includes the townships of Allendale, Franklin Lakes, Glen Rock, Ho-Ho-Kus, Mahwah, Midland Park, Oakland, Paramus, Ramsey, Ridgewood, Saddle River, Upper Saddle River, Waldwick and Wyckoff. These townships consist primarily of single family homes. There are approximately 140,000 residents and 48,000 households within the Bank's primary market area. This market area could be characterized as affluent.

Lending Activities

     General. The Bank primarily originates one- to four-family residential real estate loans and, to a lesser extent, commercial real estate loans, consumer loans and other loans. Consumer loans consist of home equity and home improvement lines of credit and loans, student loans and loans secured by savings accounts. Commercial real estate loans consist primarily of mortgage loans secured by small commercial office/retail space, retail businesses and small and medium sized apartment buildings.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                           Analysis of Loan Portfolio

                                                                         At December 31,
                                        1998               1997              1996                1995                 1994
                                   -------------     ---------------  --------------------   -------------      ----------------
                                      $       %        $          %        $       %          $          %          $        %
                                     ---     ---      ---        ---      ---      ---       ---        ---       ---       --
                                                                     (Dollars in thousands)
Type of Loans:
  First mortgage loans:
    1- to 4-family..............  $ 88,936   82.23% $ 86,140    80.70%  $ 90,500   82.96%  $ 88,685     91.02%   $79,757    90.96%
    Commercial and other........     8,032    7.43    10,313     9.66     10,613    9.73      3,170      3.25      2,732     3.12

  Consumer loans:
    Equity......................    10,397    9.61     9,645     9.04      7,519    6.89      5,185      5.32      4,688     5.35
    Lines of credit.............       472    0.44       134     0.13         78    0.07         78      0.08         14     0.01
    Education...................        36    0.03       160     0.15        120    0.12         84      0.09        189     0.21
    Loans to depositors,
      secured by savings........       260    0.24       350     0.32        256    0.23        235      0.24        304     0.35
    Other.......................        25    0.02        --       --         --      --         --        --         --       --
                                   -------  ------   -------   ------    -------  ------    -------    ------     ------   ------
                                   108,158  100.00%  106,742   100.00%   109,086  100.00%    97,437    100.00%    87,684   100.00%
                                   -------  ======   -------   ======    -------  ======    -------    ======     ------   ======

Less:
  Net deferred loan fees........       315               409                 521                638                  750
  Allowance for loan losses.....       822               618                 606                593                  528
                                   -------           -------             -------            -------               ------
Total loans receivable, net.....  $107,021          $105,715            $107,959           $ 96,206              $86,406
                                   =======           =======             =======            =======               ======
Loans held for sale.............  $     --          $    750            $  3,756           $    199              $   504
                                   =======           =======             =======            =======               ======

     Loan Maturity. The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $27.6 million for the year ended December 31, 1998. All loans are shown as maturing based on contractual maturities.

                          1-4 Family                                Consumer                Consumer
                            First         Commercial     Consumer   Lines of   Consumer    Secured by
                          Mortgage         and Other      Equity     Credit    Education    Deposits        Other       Total
                        -----------     ------------   ---------- ----------  ----------  ------------    ---------    --------

                                                    (In Thousands)
Amounts Due:
Within 1 year..........   $ 2,840       $ 1,289         $    32    $   472    $    --      $   202         $    --     $  4,835
  Over 1 to 3 years....     3,611         2,651             167         --         --           58              25        6,512
  Over 3 to 5 years....     3,279            53             872         --         36           --              --        4,240
  Over 5 to 10 years...    19,380         3,617           2,198         --         --           --              --       25,195
  Over 10 to 20
     years.............    19,491           213           7,128         --         --           --              --       26,832
  Over 20 years........    40,335           209              --         --         --           --              --       40,544
                           ------        ------          ------     ------     ------       ------          ------      -------
Total amount due.......   $88,936       $ 8,032         $10,397    $   472    $    36      $   260         $    25     $108,158
                           ======        ======          ======     ======     ======       ======          ======      =======

Less:
Allowance for loan
   losses..............                                                                                                     822
Net deferred loan
   fees................                                                                                                     315
                                                                                                                        -------
  Loans receivable,
   net.................                                                                                                $107,021
                                                                                                                        =======



         The following table sets forth the dollar amount of all loans due after December 31, 1999, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                      Floating or
                                      Fixed Rates  Adjustable Rates   Total
                                      -----------  ----------------   -----
                                                    (In Thousands)

First mortgage- 1 to 4 family            $49,205       $36,891     $ 86,096
   Commercial and other............        6,534           209        6,743
Consumer-equity....................        5,838         4,527       10,365
Consumer - lines of credit.........           --            --           --
Consumer - education...............           36            --           36
Consumer - loans to
   depositors secured by
   savings.........................           58            --           58
Other..............................           25            --           25
                                          ------        ------      -------
  Total............................      $61,696       $41,627     $103,323
                                          ======        ======      =======



     One- to Four-Family Lending. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's market area. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Bank will originate a mortgage loan in an amount up to 90% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance for the borrower is required. The Bank generally originates and retains fixed rate and adjustable rate loans for retention in its portfolio. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank also originates one- to four-family conforming fixed rate loans for terms of 20 and 30 years primarily for sale in the secondary mortgage market. These loans are sold without recourse to the Bank by the buyer and the Bank receives a servicing fee. Servicing fee income has been immaterial during the past five years. All other mortgage products are generally held in portfolio and are serviced by the Bank. The Bank offers fixed rate loans with a 15 year amortization period and a variety of adjustable rate loans. The adjustable rate loans typically have a 15 to 30 year amortization period.

     The Bank's one- to four-family residential loans (both fixed rate and adjustable rate) are generally underwritten in accordance with Federal National Mortgage Association ("FNMA") guidelines, regardless of whether they will be sold in the secondary market. However, the Bank originates some shorter-term loans and adjustable rate, large dollar amount loans that exceed FNMA guidelines. At December 31, 1998 the Bank had 74 of these loans that totalled $23.2 million or 26.1% of our $88.9 million portfolio of one- to four-family first mortgage loans. While these relatively higher aggregate dollar amount loans are generally made on the same terms and conditions as the Bank's lower aggregate dollar amount mortgage loans, the relatively larger dollar amount of possible loss on each loan makes these loans riskier than the Bank's other home mortgage loans.

     Substantially all of the Bank's residential mortgages include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

     Commercial Real Estate and Other Loans. The Bank originates commercial real estate mortgage loans and, to a much lesser extent, commercial business loans. The Bank's commercial real estate mortgage loans are permanent loans secured by improved property such as office buildings, retail stores, and apartment buildings. Essentially all originated commercial real estate loans are within the Bank's market area and all are within the State of New Jersey. As of December 31, 1998, the Bank had 18 loans secured by commercial real estate, totalling $8.0 million, or 7.43% of the Bank's total loan portfolio, with an average principal balance of $446,000. The largest commercial real estate loan had a balance of $2.3 million on December 31, 1998 and was performing in accordance with its contractual terms. Typically, commercial real estate loans are originated in amounts up to 70% of the appraised value of the mortgaged property.

     The Bank maintains a small number of commercial lines of credit made to local businesses and professionals. At December 31, 1998, $472,000, or 0.4%, of the Bank's total loan portfolio consisted of commercial lines of credit. Many of these lines of credit are also secured by real property. Commercial real estate and business loans generally are deemed to entail significantly greater risk than that which is involved with single family real estate lending. The repayment of commercial loans typically is dependent on the successful operations and income stream of the commercial real estate and the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

     Consumer Loans. The Bank's consumer loan portfolio consists primarily of home equity and home improvement loans. To a lesser extent, the Bank originates lines of credit, student loans, loans secured by savings accounts and other consumer loans. Consumer loans are originated in the Bank's market area and generally have maturities of up to 15 years. As of December 31, 1998, the Bank had 89 overdraft accounts with an available line of $256,000. For savings account loans, the Bank will lend up to 90% of the account balance. Student loans are originated and serviced through the Student Loan Marketing Association (Sallie Mae), affording the Bank the ability to offer all of the student loan programs available to students without the burden of servicing them.

     Consumer loans have a shorter term and generally provide higher interest rates than residential loans. The consumer loan market can be helpful in improving the spread between average loan yield and costs of funds and at the same time improve the matching of the rate sensitive assets and liabilities. Management is considering adding new consumer loan products, including automobile loans and additional personal loan options.

     Consumer loans entail greater risks than one-to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Even for consumer loans secured by real estate (most of the Bank's consumer loan portfolio) the risk to the Bank is greater than that inherent in the single-family loan portfolio in that the security for consumer loans is generally not the first lien on the property and ultimate collection of amounts due may be dependent on whether any value remains after collection by a holder with a higher priority than the Bank. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

     Loans to One Borrower. Under New Jersey and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. As of December 31, 1998 the Bank's largest aggregation of loans to one borrower was $2.7 million, consisting of loans secured by commercial real estate, in the Ridgewood, New Jersey area, which was within the Bank's legal lending limit to one borrower of $2.8 million at such date. At December 31, 1998, the loans were current.

     Loan Purchases and Sales. The Bank sells most conforming fixed rate mortgage loans it originates for 30 year and 20 year terms in the secondary mortgage market to FNMA. The Bank originates student loans through Sallie Mae and currently sells these loans prior to repayment. The Bank has not purchased loans in the secondary market but may consider doing so in the future.

     Loan Commitments. The Bank generally grants commitments to fund fixed and adjustable-rate single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of the Bank's commitments to extend credit as of December 31, 1998, 1997 and 1996 was $10.4 million, $2.2 million and $937,000, respectively.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination and commitment fees for originating or purchasing loans. Loan origination fees net of certain loan origination costs are deferred and amortized over the related life of the loan.

     The Bank also receives other fees and charges relating to existing loans, which include prepayment penalties on commercial loans, late charges, and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.

Non-performing Loans and Problem Assets

     Loans are reviewed on a regular basis and are generally placed on a non-accrual status when they are more than 90 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 1998, the Bank had $695,000 of loans that were held on a non-accrual basis and held no real estate owned.

     The Bank has defined the population of impaired loans to be all nonaccrual and restructured commercial loans and certain other performing loans considered to be impaired as to principal and interest. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are excluded from the impaired loan portfolio. At December 31, 1998 and 1997, the Bank had no impaired loans.

     Non-performing Assets. The following table sets forth information with respect to non-performing assets for the periods indicated. During the periods indicated there were no restructured loans.

                                                                                     At December 31,
                                                            1998            1997         1996         1995         1994
                                                           --------       --------      -------      ------      -------
                                                                                (Dollars in thousands)
Loans accounted for on a non-accrual basis:
  First mortgage loans:
    1- to 4-family....................................    $     695      $      --        $ 313       $ 397        $ 650
    Commercial and other..............................           --             --           --          --           --
  Consumer loans:
    Equity............................................           --             --           --          --           58
    Lines of credit...................................           --             --           --          --           --
    Education.........................................           --             --           --           3            8
    Loans to depositors,
      secured by savings..............................           --             --           --          --           --
                                                           --------       --------         ----        ----         ----
  Total...............................................    $     695      $      --        $ 313       $ 400        $ 716
                                                           ========       ========         ====        ====         ====
Real estate owned.....................................    $      --      $      --        $  --       $  --        $  --
                                                           ========       ========         ====        ====         ====
Total non-performing assets...........................    $     695      $      --        $ 313       $ 400        $ 716
                                                           ========       ========         ====        ====         ====
Total non-accrual loans to net loans..................         0.65%            --%        0.28%       0.41%        0.82%
                                                           ========       ========         ====        ====         ====
Total non-accrual loans to total assets...............         0.25%            --%        0.14%       0.22%        0.50%
                                                           ========       ========         ====        ====         ====
Total non-performing assets to total assets...........         0.25%            --%        0.14%       0.22%        0.50%
                                                           ========       ========         ====        ====         ====


     For the years ended December 31, 1998, 1997 and 1996, approximately $17,000, $0 and $13,000, respectively of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during the same periods was insignificant during the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the Bank had no loans classified as troubled debt restructuring.

     Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off. This allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

     An asset is considered substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated special mention by management. In addition, each loan that exceeds $500,000 and each group of loans to one borrower that exceeds $500,000 is monitored more closely due to the potentially greater losses from such loans.

     Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

Internal Classification of Assets
                                                        At
                                                   December 31,
                                                       1998
                                                  (In thousands)

Special mention.............................        $   387
Substandard.................................            716
Doubtful ...................................             --
Loss .......................................             --
                                                     ------

     Total..................................         $1,103
                                                      =====

     Allowance for Loan Losses and REO. At least quarterly, the Bank's management evaluates the need to establish reserves against losses on loans and other assets based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. Also considered are trends in the loan portfolio, expected future loss experience, and industry reserve levels. Provisions for losses are charged against earnings in the period they are established.

     The following table sets forth certain information regarding the allowance for loan losses at or for the dates indicated.

                                                                          At or for years ended December 31,
                                                             1998        1997         1996          1995         1994
                                                          ----------   ---------    ---------      --------     --------
                                                                              (Dollars in thousands)

Balance at beginning of period........................    $    618      $    606     $    593       $   528      $   464
Provision for loan losses.............................         204            12           12            60           60
Charge-offs...........................................          --            --           (2)            --          --
Recoveries............................................          --            --            3             5            4
                                                           -------       -------      -------        ------       ------
Balance at end of period..............................    $    822      $    618     $    606       $   593      $   528
                                                           =======       =======      =======        ======       ======

Total loans receivable(1).............................    $107,021      $106,465     $111,715       $96,405      $86,910
                                                           =======       =======      =======        ======       ======
Average loans outstanding(1)..........................    $105,411      $109,954     $105,170       $94,040      $87,369
                                                           =======       =======      =======        ======       ======
Allowance for loan losses as a
  percent of total loans..............................        0.77%         0.58%        0.54%         0.62%        0.61%
                                                           =======       =======      =======        ======       ======
Net loans charged off as a
  percent of average loans outstanding................          --%           --%          --%           --%          --%
                                                           =======       =======      =======        ======       ======

---------------------------------
(1) includes loans held for sale

         The following table exhibits a breakdown by loan category of the allowance for loan losses.

                                                                           At December 31,
                              ------------------------------------------------------------------------------------------------------
                                     1998                  1997                 1996                  1995               1994
                              --------------------  --------------------  ---------------------  --------------- ------------------
                                       Percent of           Percent of          Percent of          Percent of          Percent of
                                        Loans                 Loans               Loans               Loans               Loans
                                        in Each              in Each             in Each             in Each             in Each
                                      Category to          Category to          Category to         Category to         Category to
                              Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount Total Loans  Amount Total Loans
                              ------  -----------  ------  -----------  ------  -----------  ------ -----------  ------ -----------
                                                                        (Dollars in thousands)

First mortgage -
  1- to 4-family.............   $679       82.60%    $499     80.70%     $512     82.96%     $542      91.02%     $478     90.96%
  Commercial and other.......     60        7.30       60      9.66        54      9.73        18       3.25        15      3.12
Consumer - equity............     77        9.37       56      9.04        38      6.89        30       5.32        32      5.35
Consumer - lines of credit...      4        0.49        1      0.13        --      0.07        --       0.08        --      0.01
Consumer - education.........     --          --        1      0.15         1      0.12         2       0.09         1      0.21
Consumer - loans
  to depositors,
  secured by savings.........      2        0.24        1      0.32         1      0.23         1       0.24         2      0.35
                                ----        ----     ----      ----      ----      ----      ----       ----      ----      ----
     Total allowance
       for loan losses.......   $822      100.00%    $618    100.00%     $606    100.00%     $593     100.00%     $528    100.00%
                                 ===      ======      ===    ======       ===    ======       ===     ======       ===    ======

Investment Activities

     General. New Jersey-chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies, certain certificates of deposits of insured banks and savings institutions, municipal securities, corporate debt securities and loans to other banking institutions.

     The Bank maintains liquid assets which may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. The Bank maintains an investment securities portfolio and a mortgage-backed securities portfolio as part of its investment portfolio.

     Investment Policies. The investment policy of the Bank, which is established by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Bank's lending activities. The policy provides for available for sale, held to maturity, and trading classifications. However, the Bank does not currently use a trading classification and does not anticipate doing so in the future. The policy permits investments in high credit quality instruments with diversified cash flows while permitting the Bank to maximize total return within the guidelines set forth in the Bank's interest rate risk, funds and liquidity management policy. Permitted investments include but are not limited to U. S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, mortgage backed securities and collateralized mortgage obligations guaranteed by government or government-sponsored agencies, investment grade corporate debt securities, and commercial paper. The Bank also invests in Federal Home Loan Bank overnight and term deposits, certificates of deposit of insured banks, and federal funds, but these instruments are not considered part of the investment portfolio.

     Investment Securities. The Bank maintains a portfolio of investment securities held to maturity. The Bank also maintains a portfolio of investment securities available for sale to enhance total return on investments. Investment securities available for sale are accounted at fair market value. For the year ended December 31, 1998 the Bank sold $10.5 million of securities. As of December 31, 1998, the market value of investment securities available for sale was $16.9 million, with a cost basis of $16.7 million.

     Mortgage-backed Securities. The Bank invests in mortgage-backed securities to provide earnings, liquidity, cash flows, and diversification to the Bank's overall balance sheet. These mortgage-backed securities are classified as either available for sale or held to maturity. These securities are participation certificates issued and guaranteed by the Government National Mortgage Association ("GNMA") the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Association ("FHLMC") and secured by interest in pools of mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities secured by single-family mortgages.

     The Bank also invests in mortgage-related securities, primarily CMOs, issued or sponsored by GNMA, FNMA, FHLMC, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass through mortgage backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage backed-securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk
associated  with   conventional   mortgage-backed   securities   resulting  from
unexpected prepayment activity. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

     Other Securities. Other securities used by the Company, but not necessarily included in the investment portfolio, consist of equity securities, interest-bearing deposits and federal funds sold. Equity securities owned consist of 400 shares of Federal National Mortgage Association common stock (included in the investment securities portfolio) and 19,486 shares of Federal Home Loan Bank of New York (FHLB NY) common stock. The remaining securities provide diversification and complement the Bank's overall investment strategy.

Investment Portfolio

     The following table sets forth the carrying value of the investment securities portfolio, and mortgage-backed securities portfolio at the dates indicated. At December 31, 1998, the fair value of the investment securities portfolio and mortgage-backed securities portfolio were $18.3 million and $99.8 million, respectively.

                                                                    At December 31,
                                                          -------------------------------
                                                             1998        1997        1996
                                                          --------    --------     ------
                                                                   (In thousands)
Investment Securities Held to Maturity:
 U.S. Government Securities..............................  $    --     $ 1,771     $ 2,328
 U.S. agencies...........................................    1,354       7,895      10,393
                                                           -------      ------      ------
   Total Investment Securities Held to Maturity..........    1,354       9,666      12,721
Investment Securities Available for Sale:
  U.S. Government Securities.............................       --         498         493
  U.S. Agency Securities...............................      1,468      23,193      40,103
  Municipal Securities...................................   13,901       3,241       2,599
  Corporate Bonds........................................    1,522          --          --
  Equity Securities(1)...................................       30          22          16
                                                           -------   ---------   ---------
    Total Investment Securities Available For
    Sale.................................................   16,921      26,954      43,211
Mortgage-backed Securities Held to Maturity..............   11,277      14,356      16,611
Mortgage-backed Securities Available For Sale............   88,390      50,099      19,359
                                                            ------      ------      ------
   Total Investment and Mortgage-backed
   Securities............................................ $117,942    $101,075     $91,902
                                                           =======     =======      ======

--------------
(1) Equity securities consist of 400 shares of Federal National Mortgage Association common stock (requirement of being a Seller-Servicer).

     Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at December 31, 1998.

                           One Year or Less  One to Five Years   Five to Ten Years  More than Ten Years Total Investment Securities
                           ----------------  -----------------   -----------------  ------------------- ---------------------------
                           Carrying Average   Carrying   Average   Carrying  Average  Carrying   Average  Carrying Average  Market
                            Value    Yield     Value      Yield     Value     Yield     Value     Yield     Value   Yield    Value
                           -------  -------   -------    -------   -------   -------   -------   -------   ------- -------  ------
                                                               (Dollars in Thousands)
Investment Securities:
  U. S. Agency Securities..   $ 58     9.38%    $   43      9.38%   $   659    9.73%  $ 2,062    6.64%   $ 2,822    7.46%  $  2,842
  Corporate Bonds..........     --       --      1,522      6.00         --      --        --      --      1,522    6.00      1,522
  Municipal Securities.....     --       --      1,721      3.78        721    4.73    11,459    4.94     13,901    4.79     13,901
  Equity Securities(1).....     30     4.67         --        --         --      --        --      --         30    4.67         30
                              ----     ----      -----      ----     ------    ----    ------    ----    -------    ----    -------
    Total Investment
      Securities...........     88     7.77      3,286      4.88      1,380    7.12    13,521    5.20     18,275    5.30     18,295
Mortgage-backed Securities.    708     7.00      3,900      6.98     19,887    7.62    75,172    8.14     99,667    7.99     99,799
                               ---     ----      -----      ----     ------    ----    ------    ----     ------    ----    -------
    Total Investments......   $796     7.12%    $7,186      6.02%   $21,267    7.59%  $88,693    7.69%  $117,942    7.57%  $118,094
                               ===     ====      =====      ====     ======    ====    ======    ====    =======    ====    =======

------------------------
(1) Equity securities consist of 400 shares of Federal National Mortgage Association common stock (requirement of being a Seller-Servicer).

Sources of Funds

     General. Deposits are the major source of the Bank's funds for lending and other investment purposes. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowings, the Bank derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the sale of mortgage-backed securities and investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. They also may be used on a longer-term basis for interest rate risk management and general business purposes.

     Deposits. The Bank offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

Jumbo Certificates of Deposit

     The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                Certificates
Maturity Period                                   of Deposit
---------------                                   ----------
                                              (In thousands)
Within three months.....................          $ 4,963
Three through six months................            5,909
Six through twelve months...............            4,573
Over twelve months......................            1,955
                                                   ------
                                                  $17,400



     Borrowings. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank, as the need arises, relies upon advances from the FHLB NY to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB NY are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets (principally securities which are obligations of or guaranteed by the U.S. Government). The Bank funds loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, the Bank has utilized FHLB advances to supplement these sources and as a match against certain assets in order to better manage interest rate risk.

     The following table sets forth information concerning FHLB advances during the periods indicated (includes both short- and long-term advances).

                                                    At or For the Years
                                                     Ended December 31,
                                            --------------------------------
                                             1998         1997         1996

FHLB advances:
Average balance outstanding.............    $23,596      $22,012      $32,210
Maximum amount outstanding
    at any month-end during
    the period..........................     32,895       28,400       38,972
Balance outstanding at
  end of period.........................     32,557       16,282       28,400
Weighted average interest
    rate during the period..............       5.66%        5.93%        5.81%
Weighted average
    interest rate at
    the end of the period...............       5.41%        6.00%        5.86%



Subsidiary Activity

     The Bank is permitted to invest its assets in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The Bank does not have any subsidiaries.

Personnel

     As of December 31, 1998, the Bank had 31 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Competition

     The Bank faces strong competition in its attraction of deposits, which are its primary source of funds for lending, and in the origination of real estate and consumer loans. The Bank's competition for deposits and loans historically has come from other savings institutions and commercial banks located in the Bank's market area. The Bank also competes with mortgage banking companies for real estate loans, and commercial banks and savings institutions for consumer loans; and faces competition for investor funds from short-term money market securities and corporate and government securities. The Bank's primary market area is northwestern Bergen County, New Jersey.

Regulation of the Bank

     General. As a New Jersey chartered savings bank insured by the Savings Association Insurance Fund (the "SAIF"), the Bank is subject to extensive regulation and examination by the New Jersey Department of Banking and Insurance (the "Department"), the FDIC, which insures its deposits to the maximum extent permitted by law, and to a much lesser extent, by the Federal Reserve. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in regulation, whether by the Department, the FDIC or the United States Congress could have a material adverse impact on the Company, the Bank and their operations.

     New Jersey Savings Bank Law. The New Jersey Banking Act of 1948 ("Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the Department so that the supervision and regulation of state chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

     One of the purposes of the Banking Code is to provide savings banks with the opportunity to be fully competitive with each other and with other financial institutions existing under other state, federal and foreign laws. To this end, the Banking Code provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Department. Federal law, however, generally prohibits state chartered institutions from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks. The ability of the Banking Code to provide additional operating authority to the Bank is limited by federal law.

     Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

     As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

     Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately 0.657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for most SAIF members was reduced to 0.064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately 0.013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

     Regulatory Capital Requirements. Under FDIC regulations, the Bank is required to maintain minimum leverage capital (a ratio of Tier 1 capital to total risk-weighted assets) of 4%. For institutions other than those most highly rated by the FDIC, additional capital of at least 100 to 200 basis points is required. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less certain intangible assets, deferred tax assets, certain identified losses and certain investments in securities subsidiaries. As a SAIF-insured, state-chartered savings bank, the Bank must currently also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in certain activities not permissible for national banks.

     In addition to the leverage ratio, the Bank must maintain a ratio of qualifying total capital to risk- weighted assets of at least 8.0%, of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. Under the FDIC's risk-weighted system, all of a bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

     Pursuant to New Jersey banking law the minimum leverage capital for a depository institution is a ratio of Tier 1 capital to total risk-weighted assets of four percent. However, the Department may require a higher ratio for a particular depository institution.

     New Jersey banking law requires that a depository institution maintain qualifying capital of at least eight percent of its risk weighted assets. At least four percent of this qualifying capital shall be in the form of Tier 1 capital. For purposes of New Jersey banking law, risk weighted assets, Tier 1 capital, and total assets are defined in the same manner as in the FDIC regulations.

     The Bank was in compliance in both the FDIC and New Jersey capital requirements at December, 31, 1998.

     Regulatory Capital Distributions. Earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

     Dividends payable by the Bank to the Company and dividends payable by the Company to stockholders are subject to various additional limitations imposed by federal and state laws, regulations and policies adopted by federal and state regulatory agencies.

     Qualified Thrift Lender Test. The Bank must maintain an appropriate level of certain investments ("Qualified Thrift Investments") and otherwise qualify as a qualified thrift lender ("QTL"), in order to continue to enjoy full borrowing privileges from the FHLB NY. The required percentage of Qualified Thrift Investments is 65% of portfolio assets.

     Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between the Bank and its affiliates be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. Within certain limits, affiliates are permitted to receive more favorable loan terms than non-affiliates.

Regulation of the Company

     General. As a bank holding company, Registrant is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by the Department. This regulation is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary bank. The mutual holding company is a bank holding company and is subject to the regulations summarized below.

     Federal Law and Other Limitations. A bank holding company may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increase its ownership or control of any bank, without prior approval of the Federal Reserve.

     Federal law also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

     Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications. The Federal Reserve capital adequacy guidelines are similar to those imposed on the Bank by the FDIC.

     Commitments to Affiliated Depository Institutions. Under Federal Reserve policy, the Company will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The enforceability and precise scope of this policy is unclear. However, should the Bank require the support of additional capital resources, it is expected that the Company will be required to respond with any such resources available to it.

     Restrictions Applicable to New Jersey-Chartered Mutual Holding Companies. The Department is authorized to approve the reorganization of a state chartered savings bank to a mutual savings bank holding company. The general powers of a mutual savings bank holding company are similar to the authorized powers of New Jersey corporations, subject to the interpretation of the Department.

Item 2. Description of Property

Properties and Equipment

     The Bank's executive offices are located at 531 North Maple Avenue in Ridgewood, New Jersey. The Bank conducts its business through three offices, which are located in Ridgewood and Mahwah, New

Jersey. The following table sets forth the location of each of the Bank's offices, the year the office was acquired and the net book value of each office.

                                                                     Net Book
                                   Year Facility                   Value as of
                                     Opened or        Leased or    December 31,
Office Location                      Acquired           Owned          1998
---------------                  ----------------      -------      -----------
Broad Street Office
  55 North Broad Street
  Ridgewood, NJ 07450                  1964            Leased         $291,000

Mahwah Office
  6 East Ramapo Avenue
  Mahwah, NJ 07430                     1995            Leased          237,000

Maple Avenue Office
  531 North Maple Avenue
  Ridgewood, NJ 07450                  1995             Owned        1,093,000
                                                                     ---------
TOTAL                                                               $1,621,000
                                                                     =========



     The Broad Street office lease is dated April 6, 1975 with a term of thirty years. The Mahwah office lease has a term of twelve years. Each lease has a renewal option. The Bank has a limited service branch open several hours a week that is located in a nursing home in Allendale, New Jersey.

     As of December 31, 1998, the net book value of land, buildings, furniture, and equipment owned by the Bank, less accumulated depreciation, totalled $2.2 million. The Bank has purchased a building to serve as an additional branch office and to house administrative operations of the Bank. The Bank has estimated that the acquisition and refurbishment costs for this purpose could total approximately $6.2 million.

Item 3. Legal Proceedings
-------------------------

     There are various claims and lawsuits in which Registrant is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to Registrant's business.

     In the opinion of management, no material loss is expected from any of the pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     Not Applicable.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     The principal trading market for the common stock of the Company is the National Market of The Nasdaq Stock Market. There were no shares of common stock of the Company outstanding (other than in connection with the incorporation and related matters) on or before January 7, 1999 and there was therefore no trading in the common stock on or before January 7, 1999. The Company has never paid a cash dividend. The ability of the Company to pay a dividend in the future will be impacted by the ability of the Bank to pay dividends to its sole stockholder, the Company.

     The Company is not permitted to pay dividends on its capital stock if its stockholders' equity would be reduced below the amount required for the liquidation account created in connection with the reorganization of the Bank from mutual to stock form. The Bank must maintain at all times a surplus in an amount which is at least equal to its required capital. Dividends may be declared by the Company and paid to stockholders only out of accumulated net earnings after any required transfers to surplus and only if the Company's surplus would not be reduced by the payment of the dividend.

     In addition, earnings of the Company and the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then-current tax rate by the Company and the Bank on the amount of earnings deemed to be removed from the reserves for such distribution.

     If,  in the  future,  the  current  mutual  holding  company  structure  is eliminated,  the  payment  of  dividends  by the  Company  to  its  stockholders
(including the mutual holding company), or the possible waiver of dividends by the mutual holding company, would result in adjustments to the exchange ratio that stockholders of the Company would receive in connection with any elimination of the mutual holding company structure.

     The Reorganization, including the initial public offering of the common stock of the Company, was completed on January 7, 1999. The Reorganization resulted in the issuance of 3,180,000 shares of common stock, $0.10 par value per share, of the Company of which 1,494,600 shares (47%) were sold at a purchase price per share of $7.00 and 1,685,400 shares (53%) were issued to Ridgewood Financial, MHC, resulting in gross proceeds of $10,462,200. The 1,494,600 shares constitute an amount between the midpoint and maximum of the range registered by means of a registration statement on Form SB-2 (file no. 333-62363) that was declared effective on November 12, 1998. The Company was assisted by Ryan, Beck & Co., Inc. on a best efforts basis. Fees and expenses to Ryan, Beck & Co., Inc. totaled $156,000.

     Total expenses were $700,000, resulting in net proceeds of $9.8 million.

     Approximately half of the net proceeds, $4,893,340, was paid directly by the Company to the Bank in return for 100,000 shares of common stock, $2.00 par value per share, of the Bank (100% of the issued and outstanding shares of the Bank). Of this amount, $200,000 constitutes common stock of the Bank and an additional $4,693,340 constitutes additional paid in capital of the Bank.

     In addition, $200,000 was provided to Ridgewood Financial, MHC by the Bank in connection with the Reorganization.

     The remaining $4,906,660 of the net proceeds was retained by the Company. Of this amount, at February 28, 1999, $552,681 was a direct payment in the form of a loan by the Company to the Bank to fund the purchase by the employee stock ownership plan of the Bank of 60,000 shares of the common stock of the Company. The remaining amount, $4,353,979, was deposited by the Company into an account at the Bank. However, additional shares may have been purchased since February 28, 1999, or will be purchased, by the employee stock ownership plan of the Bank. Such purchases would be funded from the $4,353,979 remaining amount, thereby reducing the remaining amount accordingly.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

General

     The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest income earned on assets, primarily loans, mortgage-backed securities, investments, and other interest earning assets less the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions, particularly those with respect to market interest rates, and policies of regulatory agencies. Furthermore, the Bank's lending activity is concentrated in loans secured by real estate in the Bank's market area and therefore the Bank's operations are affected by local market conditions. The results of operations are also influenced by the level of noninterest expenses, such as employees' salaries and benefits, occupancy and equipment costs, noninterest income such as loan related fees and fees on deposit related services, and the Bank's provision for loan losses.

Management Strategy

     The Bank has historically focused on offering deposit products and residential mortgage loans to customers in the town of Ridgewood and townships of Allendale, Franklin Lakes, Glen Rock, Ho-Ho- Kus, Mahwah, Midland Park, Oakland, Paramus, Ramsey, Ridgewood, Saddle River, Upper Saddle River, Waldwick and Wyckoff, all of which are located in northwestern Bergen County. The Bank generates net income primarily by originating and selling loans, investing in debt and equity securities and mortgage-backed securities, attracting and retaining deposits by paying competitive interest rates, borrowing from the Federal Home Loan Bank of New York and maintaining a high standard of customer service as a local community savings bank.

     The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. During the past several years, the competing financial institutions headquartered in Ridgewood have essentially all been acquired by state-wide and regional bank and thrift holding companies. As a result, the Bank is the only remaining local institution headquartered and managed in Ridgewood, New Jersey. The Bank believes that its "hometown" advantage provides an opportunity to expand its operations as the only local, independent financial institution. The Bank also believes it has the ability to grow as a result of the relatively high level of income and businesses operating in its primary market area.

     The Bank's strategy is to attempt to take advantage of the favorable demographic and economic conditions in its market area by continuing to increase in size, focus on attracting core deposits, and gradually shift its assets into higher yielding loans. Total assets of the Bank have increased from $130.2 million at December 31, 1993, to $274.7 million at December 31, 1998. Much of this increase was attributable to the opening of two new branch offices in 1996. Management believes that these two new offices, which are located in Ridgewood and Mahwah, will help the Bank continue to meet the financial services needs of its customers in an effective and personalized manner.

Comparison of Financial Condition at December 31, 1998 and December 31, 1997

     Total assets increased by $45.6 million or 19.9% to $274.7 million at December 31, 1998 from $229.1 million at December 31, 1997. This increase was primarily due to an increase in available for sale mortgage-backed securities, federal funds sold and loans receivable, offset by decreases in held to maturity and available for sale investment securities, as well as held to maturity mortgage-backed securities. Federal funds sold increased by $28.0 million due to investment of initial public offering subscription deposits received related to the stock offering. Available for sale mortgage-backed securities increased by $38.3 million, as new purchases and reinvestment of prepayments of investment securities were classified as available for sale, while held to maturity mortgage-backed securities decreased by $3.1 million. Held to maturity and available for sale investment securities decreased by $18.3 million due to sales and redemption of callable securities. Many of the agency bonds in the investment securities portfolio had provisions allowing for the agency to redeem its bonds prior to the stated maturity. Due to the decline in interest rates, many of these bonds were redeemed and the investment securities portfolio declined. In addition, investment securities were sold to reduce the Bank's interest rate risk. Future investment securities purchases will be classified as available for sale which will result in the continued reduction in investment securities held to maturity. Investment securities available for sale are not expected to further decline as they have in the past due to the reduction in amount in the portfolio that can be redeemed prior to stated maturity. The portfolio of mortgage-backed securities is expected to increase due to its current use in interest rate risk management and also as a result of the receipt of proceeds from the offering. Loans receivable increased $1.3 million due to an increase in mortgage loan originations resulting from higher levels of loan refinancings during a lower interest rate environment.

     The Bank's deposits, increased by $11.6 million or 6.0 % to $205.5 million at December 31, 1998, due primarily to continued deposit growth at both of its new branches opened in 1996. Borrowings increased $16.3 million or 100.0% to $32.6 million at December 31, 1998 from $16.3 million at December 31, 1997 as the Bank used borrowings to lengthen the maturities of its liabilities to reduce interest rate risk and to generate additional income as part of its leveraging strategy. The leveraging strategy is designed to increase net interest income by purchasing mortgage-backed securities available for sale utilizing borrowed funds. The increase to net interest income by this strategy will improve net income; however, the targeted spread on this strategy results in a negative impact to the net interest margin.

     Total equity increased $228,000 to $17.4 million at December 31, 1998 due to net income of $727,000 for 1998 offset by $514,000 of unrealized losses on securities available for sale, net of taxes.

     The Bank purchased a building in March 1999 to serve as an additional branch office and to house administrative operations of the Bank. The Bank has estimated that the acquisition and refurbishment costs for this purpose could total approximately $6.2 million. The Bank could fund these costs with cash and cash equivalents, other maturing assets, borrowings, or a combination thereof, without reducing liquidity below required levels.

Comparison Of Operating Results For The Years Ended December 31, 1998 and December 31, 1997

     Net Income. Net income decreased $523,000 to $727,000 for the year ended December 31, 1998 as compared to $1,250,000 for the year ended December 31, 1997. Net income was lower primarily due to a decrease of $302,000 in net interest income as a result of an increase in interest expense on deposits and borrowed funds totaling $812,000, offset by an increase in interest income of $510,000. In addition, there was an increase in loan loss provisions of $192,000 for the year ended December 31, 1998, as compared to the same period for 1997. Further, non-interest expense increased $565,000.

     Net Interest Income. Net interest income before provision for loan losses decreased by approximately $302,000 or 5.4% to $5.2 million for the year ended December 31, 1998. The decrease was primarily due to a decline in the average yield on interest earning assets (on a tax equivalent basis) of 41 basis points from 7.40% for the year ended December 31, 1997 to 6.99% for the year ended 1998. The decrease was also due to an increase in the average balances of interest bearing liabilities of $17.9 million or 8.8% from $203.2 million to $221.1 million, which was slightly offset by a 4 basis point decline in the average cost of interest bearing liabilities. The average balances of interest earning assets increased by $21.0 million or 9.8 % from $215.1 million to $236.1 million.

     The Bank's interest rate spread, which is the difference between the yield on average interest earning assets less the cost of interest bearing liabilities, declined to 1.97 % for the year ended December 31, 1998, from 2.34 % for the year ended December 31, 1997. This was primarily attributed to redemption of callable bonds, higher prepayments on mortgage backed securities and loans receivable with the proceeds reinvested in lower yielding assets due to the general decline of market interest rates for these instruments. In addition, competitive pressure on the pricing of loans and deposits has resulted in a smaller interest rate spread. Competitive pressure and the interest rate environment in the future may further reduce the spread between asset yields and the cost of funds.

     Interest Income. Interest income increased to $16.3 million for the year ended December 31, 1998, from $15.8 million for the year ended December 31, 1997. The increase was due to higher average balances in available for sale securities and other interest earning assets, offset by a decrease in the average balance of loans receivable and securities held to maturity. The decrease in securities held to maturity was due to higher prepayments, redemption and sales of investment securities. The increase in available for sale securities was due to classification of reinvested funds as available for sale as well as purchases under the leverage strategy described previously. The average yield on interest earning assets (on a tax equivalent basis) decreased from 7.40% for the year ended December 31, 1997, to 6.99% for the year ended December 31, 1998, due to redemption and prepayment of higher coupon loans and securities with reinvestment of proceeds into lower coupon instruments during a low interest rate environment with a flat yield curve.

     Interest on loans receivable decreased by $250,000 or 2.9 % to $ 8.3 million for the year ended December 31, 1998 from $ 8.6 million for the year ended December 31, 1997. The decrease was due to a $1.6 million or a 1.5 % decline in the average balance of loans receivable resulting from prepayments and amortization on mortgage loans in excess of new originations. That decrease was exacerbated by a decrease of 11 basis points in the average yield because of lower interest rates on originated loans during the 1998 period and the prepayment/amortization of higher rate loans.

     Interest expense. Interest expense increased $812,000 to $11.1 million for the year ended December 31, 1998. The increase was due to a $17.9 million increase in the average balance of interest bearing liabilities partially offset by a decrease of 4 basis points in the average cost of interest bearing liabilities. Interest expense on time deposits increased $560,000 due to an increase in the average balances of time deposits of $9.7 million and an increase in the average cost of time deposits of 1 basis point. Interest expense on demand deposit accounts increased $57,000 due to an increase in the average balance of $3.1 million, slightly offset by a decline in the average cost of 1 basis point. In addition, interest expense on savings deposits increased $163,000 due to an increase in the average balance of $3.4 million to $28.7 million for the year ended December 31, 1998 from $25.3 million for the prior year ended, as well as an increase of 20 basis points in the average cost from 3.11% for 1997 compared to 3.31% for 1998.

     Provision for loan losses. The provision for loan losses for 1998 increased $192,000, thereby increasing the allowance for loan losses to $822,000 at December 31, 1998. This increase in the allowance reflects management's evaluation of the inherent risk in the Bank's loan portfolio and the level of nonperforming assets, as well as management's evaluation of the general economic conditions in the Bank's market area, in addition to a comparison of loss experience at the Bank and loss experience and reserve levels at peer institutions. In addition, the allowance was increased as a result of the changing composition of the loan portfolio with an increasing emphasis on commercial real estate and consumer loans.

     Non-interest income. Non-interest income decreased by $33,000 to $199,000 for the year ended December 31, 1998, from $232,000 for the year ended December 31, 1997. Fees and service charges increased $26,000 due to an increase in non-customer ATM transaction fees, while gains on sales/redemption of securities increased $5,000. These were offset by a decline in gains on loan sales of $24,000. Other non-interest income declined by $40,000 for the year ended December 31, 1998, primarily due to the absence of a gain on sale of other real estate.

     Non-interest expenses. Non-interest expenses increased by $565,000 to $4.2 million for the year ended December 31, 1998 from $3.7 million for the year ended December 31, 1997. The increase was primarily due to increases of $312,000 in salaries and benefits resulting from an increase in staff, increases in medical insurance rates, recognition of expenses for new benefit plans for senior executives and the Board of Directors, as well as normal salary and merit increases. Occupancy and equipment expenses increased $111,000 mostly attributable to increases in computer service expense of $81,000 resulting from an increase in account volumes and including $20,000 in year 2000 compliance costs. In addition, the Bank wrote off approximately $75,000 during 1998 for non-compliant computer equipment. Other non-interest expense increased by $134,000 to $590,000 for the year ended December 31, 1998, from $456,000 for the year ended December 31, 1997. This increase was due to a $20,000 increase in consultants fees due to costs associated with strategic planning, and an increase of $37,000 for increased legal and accounting fees resulting from the reorganization. In addition, appraisal fees increased by $29,000 due to an increase in loan origination volume. Noninterest expenses will likely increase in future periods because of the costs associated with our employee stock ownership plan, the restricted stock plan we expect to implement and the costs of being a public company.

     Income Taxes. Income taxes decreased by approximately $569,000 to $272,000 for 1998 as compared to $841,000 for 1997. The decrease was primarily due to the decrease in income before taxes as discussed above and an increase in levels of tax exempt securities.

Comparsion Of Operating Results For The Years Ended December 31, 1997 and December 31, 1996

     Net Income. Net income increased $510,000 or 68.9% to $1.3 million for the year ended December 31, 1997 as compared to $740,000 for the year ended December 31, 1996. Net income increased primarily as a result of a decrease of $534,000 in non-interest expenses. This decrease was mainly due to the absence of the one-time SAIF Special Assessment which occurred in 1996.

     Net Interest Income. Net interest income increased by $103,000 or 1.9% to $5.5 million for the year ended December 31, 1997. The increase was primarily due to an increase in the average balances of interest earning assets of $16.8 million or 8.5% from $198.3 million to $215.1 million, but was offset by a 15 basis point decline in the average yield on interest earning assets (on a tax equivalent basis). The average balances of interest bearing liabilities increased by $15.6 million or 8.3% from $187.7 million to $203.2 million, and were subject to a slight decrease in the average cost of interest bearing liabilities of 1 basis point from 5.07% for the year ended December 31, 1996, to 5.06% for the year ended 1997.

     The Bank's interest rate spread (on a tax equivalent basis), which is the difference between the yield on average interest earning assets less the cost of interest bearing liabilities, declined to 2.30 % for the year ended December 31, 1997, from 2.48 % for the year ended December 31, 1996.

     Interest Income. Interest income increased to $15.8 million for the year ended December 31, 1997, from $15.0 million for the year ended December 31, 1996. The increase was due to higher average balances in loans receivable and available for sale securities, offset by a decrease in the average balance of held to maturity securities. The decrease in held to maturity securities was due to higher prepayments, redemption and sales of investment securities. The increase in available for sale securities was due to classification of reinvested funds as available for sale. The average yield of interest earning assets decreased from 7.55% for the year ended December 31, 1996, to 7.40% for the year ended December 31, 1997, due to lower interest rates on such instruments for the 1997 period as compared to 1996.

     Interest on loans receivable increased by $295,000 or 3.6 % to $ 8.6 million for the year ended December 31, 1997 from $ 8.3 million for the year ended December 31, 1996. The increase was due to a $4.6 million increase or 4.5 % in the average balance of loans receivable resulting from a net increase in one - to four - family residential mortgage loans, due to continued acceptance of the Bank's first time home-buyers program and marketing of loan products. That increase was offset somewhat by a decrease of 7 basis points in the average yield because of lower interest rates on originated loans during the 1997 period.

     Interest expense. Interest expense increased $765,000 to $10.3 million for the year ended December 31, 1997. The increase was due to a $15.6 million increase in the average balance of interest bearing liabilities partially offset by a decrease of 1 basis point in the average cost of interest bearing liabilities. Interest expense on time deposits increased $1.2 million partially offset by a $567,000 decrease in interest on borrowings. The increase was due to increased time deposit balances primarily from the two new branches opened during 1996. These funds were used to reduce short term borrowings in order to lower the Bank's interest rate risk position.

     Provision for loan losses. The provision for loan losses for 1997 remained at $12,000, thereby increasing the allowance for loan losses to $618,000 for the year ended December 31, 1997. This increase in the allowance reflects management's evaluation of the inherent risk in the Bank's loan portfolio, as well as management's evaluation of the general economic conditions in the Bank's market area.

     Non-interest income. Non-interest income increased by $86,000 or 58.9% to $232,000 for the year ended December 31, 1997, from $146,000 for the year 1996. Fees and service charges increased $41,000 due to an increase of $14,000 in ATM fees due to the first full year of operation in 1997, and an increase of $39,000 in checking account fees. Gains on loan sales increased by $31,000, which were mostly offset by a decrease of $26,000 in gains on sales of securities.

     Non-interest expenses. Non-interest expenses decreased by $534,000 to $3.7 million for the year ended December 31, 1997 from $4.2 million for the year ended December 31, 1996. The decrease was primarily due to the absence of the one-time special SAIF assessment, paid in 1996 to the FDIC by all SAIF members to recapitalize the SAIF, which amounted to $830,000 for the Bank. In addition, deposit insurance premiums decreased $140,000 to $110,000 for the year ended December 31, 1997 from $250,000 for the year ended December 31, 1996, as the FDIC lowered insurance premiums shortly following the one-time special SAIF assessment. These decreases were partially offset by increases of $235,000 in salaries and benefits due to the impact of a full year of operation with increased personnel resulting from the Bank's two de-novo branches opened during 1996, as well as normal salary and merit increases. Additional increases for the year ended December 31, 1997 in occupancy and equipment expenses of $156,000 were mostly attributable to the first full year of operation for the two additional branch offices. Other non-interest expenses increased by $73,000 to $456,000 for the year ended December 31, 1997, from $383,000 for the year ending December 31, 1996, mostly attributed to an increase of $32,000 for other real estate expense stemming from various foreclosure costs.

     Income Taxes. Income taxes increased by approximately $213,000 or 33.9% to $841,000 for 1997 as compared to $628,000 for 1996. The increase was primarily due to the increase in income before taxes as discussed above, partially offset by an increase in tax exempt income.

                                                                          For the Years Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                         1998                           1997                           1996
                                             -----------------------------  ---------------------------- ---------------------------

                                             Average             Average    Average            Average   Average           Average
                                             Balance  Interest  Yield/Cost  Balance  Interest Yield/Cost Balance Interest Yield/Cost
                                             -------  --------  ----------  -------  -------- ---------- ------- -------- ----------
                                                                               (Dollars in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net (1).................$105,411   $ 8,312     7.89%   $106,991  $ 8,562     8.00%   $102,411   $ 8,267    8.07%
  Securities held to maturity (2)...........  17,171     1,157     6.74      26,181    1,824     6.97      32,755     2,305    7.04
  Securities available for sale (3).........  93,482     5,922     6.33      70,563    4,862     6.89      56,097     4,002    7.13
  Other interest-earning assets (4).........  20,078     1,124     5.60      11,382      670     5.89       7,051       396    5.62
                                             -------    ------             --------  -------             --------  --------
    Total interest-earning assets........... 236,142    16,515     6.99     215,117   15,918     7.40     198,314    14,970    7.55
  Noninterest-earning assets................   5,280                          5,569                         5,591
                                             -------                       --------                      --------
    Total assets............................$241,422                       $220,686                      $203,905
                                             =======                        =======                       =======
INTEREST-BEARING LIABILITIES:
  Deposit accounts:
   DDA accounts.............................$ 13,500       252     1.87    $ 10,358      195     1.88    $  7,170       139    1.94
   Savings accounts.........................  28,671       948     3.31      25,260      785     3.11      22,218       663    2.98
   Money market deposit accounts............   4,102       123     3.00       4,051      121     2.99       4,068       122    3.00
   Certificates of deposit.................. 151,232     8,441     5.58     141,564    7,881     5.57     122,001     6,726    5.51
  Borrowed funds............................  23,596     1,335     5.66      22,012    1,305     5.93      32,210     1,872    5.81
                                             -------    ------             --------   ------             --------    ------
    Total interest-bearing liabilities...... 221,101    11,099     5.02     203,245   10,287     5.06     187,667     9,522    5.07
                                                        ------                        ------                         ------
  Noninterest-bearing liabilities...........   2,740                          1,552                         1,538
                                             -------                       --------                      --------
    Total liabilities....................... 223,841                        204,797                       189,205
Total equity................................  17,581                         15,889                        14,700
                                             -------                       --------                      --------
    Total liabilities and total equity......$241,422                       $220,686                      $203,905
                                             =======                        =======                       =======
   Net interest income......................            $5,416                        $5,631                        $ 5,448
                                                         =====                         =====                         ======
   Interest rate spread (5).................                       1.97%                         2.34%                         2.48%
   Net interest margin (6)..................                       2.29%                         2.62%                         2.75%
 Ratio of average interest-earning assets                          1.07X
   to average interest-bearing liabilities..                                                     1.06X                         1.06X


-----------------------
(1) Loans receivable, net includes non-accrual loans. Interest includes loan origination fees, which are immaterial.
(2) Includes mortgage-backed and investment securities held to maturity. Yields on tax exempt obligations were computed on a tax equivalent basis.
(3) Investments, mortgage-backed securities, and loans held for sale are carried at market value. Yields on tax exempt obligations were computed on a tax equivalent basis.
(4) Includes federal funds sold, Federal Home Loan Bank stock and interest-earning deposits.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

                              Rate/Volume Analysis

     Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changing volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (change in rate multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the changes due to rate.

                                           Years Ended December 31,     Years Ended December 31,
                                       ----------------------------   ----------------------------
                                             1998     vs.     1997        1997     vs.     1996
                                       ----------------------------   ----------------------------
                                              Increase (Decrease)          Increase (Decrease)
                                                    Due to                       Due to
                                       ----------------------------   ----------------------------
                                       Volume      Rate       Net      Volume      Rate       Net
                                       ------      ----       ---      ------      ----       ---
                                                              (In thousands)
Interest income:
  Loans receivable, net ...........   $  (129)   $  (121)   $  (250)   $   368    $   (73)   $   295
  Securities held to maturity .....      (609)       (58)      (667)      (459)       (22)      (481)
  Securities available for sale ...     1,480       (420)     1,060      1,000       (140)       860
  Other interest earning assets ...       489        (35)       454        250         24        274
                                      -------    -------    -------    -------    -------    -------
    Total .........................   $ 1,231    $  (634)   $   597    $ 1,159    $  (211)   $   948
                                      =======    =======    =======    =======    =======    =======
Interest expense:
  NOW Accounts ....................   $    58    $    (1)   $    57    $    60    $    (4)   $    56
  Passbook accounts ...............       110         53        163         92         30        122
  Money market accounts ...........         2       --            2         (1)      --           (1)
  Certificates of deposit .........       546         14        560      1,084         71      1,155
  Borrowed funds ..................        91        (61)        30       (604)        37       (567)
                                      -------    -------    -------    -------    -------    -------
    Total .........................   $   807    $     5    $   812    $   631    $   134    $   765
                                      =======    =======    =======    =======    =======    =======

Net change in net interest income .   $   424    $  (639)   $  (215)   $   528    $  (345)   $   183
                                      =======    =======    =======    =======    =======    =======


Asset and Liability Management

     The Bank, like many other financial institutions, is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities generally mature or reprice more rapidly than interest-earning assets. The lending activities of the Bank have historically emphasized the origination of long-term, fixed rate loans secured by single family residences, and the primary source of funds has been deposits with substantially shorter maturities. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, such an asset/liability mismatch is generally detrimental during periods of rising interest rates.

     To reduce the effect of interest rate changes on net interest income the Bank has adopted various strategies to enable it to improve matching of interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include: (1) purchasing investment securities with maturities that match specific deposit maturities; (2) emphasizing origination of shorter-term consumer loans, which in addition to offering more rate flexibility, typically bear higher interest rates than residential mortgage loans; (3) purchasing mortgage-backed securities to provide monthly cash flows; and (4) originating adjustable-rate loans. Although consumer loans inherently generally possess a higher credit risk than residential mortgage loans, the Bank believes that its underwriting standards will minimize this risk.

     A principal part of the Bank's strategy is to manage interest rate risk and reduce the exposure of the Bank's net interest income to changes in market interest rates. Accordingly, the Board of Directors has established an Asset/Liability Committee that is responsible for evaluating the interest rate risk inherent in the Bank's assets and liabilities, determining the level of risk that is appropriate given the Bank's business strategy, operating environment, capital, liquidity and performance objectives, and managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Committee consists of senior management operating under a policy adopted by the Board of Directors and meets at least quarterly to review the Bank's asset/liability policies and interest rate position.

     Exposure to interest rate risk is actively monitored by management. The Bank's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Bank uses the FDIC Regulatory Analysis Model to monitor its exposure to interest rate risk, which calculates changes in market value of portfolio equity and net income. Reports generated from assumptions provided and modified by management are reviewed by the Asset/Liability Management Committee and reported to the Board of Directors quarterly. The Balance Sheet Shock Report shows the degree to which balance sheet line items and the market value of portfolio equity are potentially affected by a 200 basis point upward and downward parallel shift (shock) in the Treasury yield curve. An Income Shock Report shows the degree to which income statement line items and net income are potentially affected by a 200 basis point upward and downward parallel shift in the Treasury yield curve. The Bank also receives reports that show the impact on portfolio equity of upward and downward shifts in interest rates of between 0 and 400 basis points.

     The following table sets forth, as of December 31, 1998, an estimate of the projected changes in the economic value of equity ("EVE") of instantaneous and permanent increases and decreases in market interest rates in the amount of 100, 200, 300, and 400 basis points ("bp"). One hundred basis points equals one percent. Dollar amounts are expressed in thousands.


                     Economic Value of Equity          EVE as % of PV of Assets
     Change    ------------------------------------    ------------------------
    in Rates   $ Amount      $ Change      % Change      EVE Ratio    BP Change
   ----------  --------      --------       -------    ------------  ----------
     +400 bp     8,516       (13,442)       (61.2)%        3.3%      (450)bp
     +300       11,936       (10,022)       (45.6)         4.6       (320)
     +200       15,262        (6,696)       (30.5)         5.7       (210)
     +100       18,737        (3,221)       (14.7)         6.8       (100)
        0       21,958                                     7.8
      100       23,859         1,901          8.7          8.3         50
     -200       23,604         1,646          7.5          8.1         30
     -300       22,880           922          4.2          7.8         --
     -400       22,928           970          4.4          7.7        (10)


     This table shows that the Bank's economic value of equity would decrease with rising interest rates while decreasing, increasing or remaining the same with falling interest rates. However, computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit runoffs, and may not be indicative of actual results. The computations do not reflect any actions the Bank may undertake in response to changes in interest rates although management cannot always predict future interest rates or their effect on the Bank. Certain shortcomings are inherent in the method of analysis presented in the computation of EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates during the initial term and over the remaining life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable rate debt may decrease in the event of an interest rate increase.

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, wholesale funding from the Federal Home Loan Bank, principal and interest payments on loans, and securities, and to a lesser extent, proceeds from the sale of loans and/or securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions, and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing of sources of funds.

     The primary investing activities of the Bank are the origination of one- to four-family residential and, to a lesser extent, commercial real estate and multi-family mortgage loans, and the purchase of mortgage-backed and mortgage-related and debt securities. During the years ended December 31, 1998, 1997 and 1996, the Bank's disbursements for loan originations totaled $29.0 million, $14.1 million and $29.9 million, respectively. Purchases of mortgage-backed, mortgage-related and debt securities totaled $83.1 million, $42.4 million and $57.2 million, for years ended December 31, 1998, 1997 and 1996, respectively. These activities were funded primarily by deposits and borrowings, principal repayments and prepayments on loans, mortgage-backed and mortgage-related securities, and debt securities. In addition, sales of loans and securities available for sale provided additional liquidity to the Bank. Loan sales totaled $771,000, $3.6 million and $750,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Proceeds from sales of available for sale securities totaled $10.5 million, $17.5 million and $15.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Bank experienced a net increase in total deposits of $11.6 million, $23.3 million and $23.5 million for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. Deposit flows are affected by the level of market interest rates, as well as the interest rates and products offered by local competitors and the Bank and other factors.

     The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. On a longer term basis, the Bank invests in various lending products, mortgage-backed and mortgage-related and investment securities. The Bank may borrow funds from the Federal Home Loan Bank subject to certain limitations. Based on the level of qualifying collateral available to secure advances at December 31, 1998, the Bank's borrowing limit from the Federal Home Loan Bank was approximately $82.4 million, with unused borrowing capacity of $49.9 million at that date. Other sources of liquidity include borrowings under repurchase agreements and sales of available for sale securities.

     The Bank's most liquid assets are cash and cash equivalents, which include interest-bearing deposits and short-term highly liquid investments (such as federal funds sold) with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. At December 31, 1998, 1997 and 1996, cash and cash equivalents totaled $43.5 million, $15.4 million, and $6.4 million, respectively, which amounted to 15.8%, 6.7% and 3.0% of total assets at those dates.

     Loan commitments totaled $13.9 million at December 31, 1998, comprised of $6.6 million in one- to four-family loan commitments, $110,000 in construction loan commitments, $6.9 million in home equity loan commitments, and $256,000 in checking line of credit loan commitments. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

     At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $17.7 million, or 17.7% of adjusted assets, which is above the required level of $4.0 million, or 4.0% of adjusted assets and total risk-based capital of $18.5 million, or 18.57% of adjusted assets, which is above the required level of $8.0 million, or 8.00%.

     The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Savings bank liquidity is normally considered in terms of the nature and mix of the banking institution's sources and uses of funds.

     Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Bank's liquidity, capital or operations nor is management is aware of any current recommendation by regulatory authorities, which if implemented, would have such an effect.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships must be designated a new and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of Statement No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. The implementation of this Statement is not expected to have a material impact on the financial condition or results of operations of the Bank.

Year 2000 Evaluation

     Rapid and accurate data processing is essential to the Bank's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timers, electronic door lock and heating, ventilation and air conditioning controls). The Bank has examined all of its non-information technology systems and has either received certifications of year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the year 2000. The Bank expects to further test the systems it controls and receive third party certification, where appropriate, that they will continue to function. The Bank does not expect any material costs to address its non-information technology systems and has not had any material costs to date. The Bank has determined that the information technology systems it uses have substantially more year 2000 risk than the non-information technology systems it uses. The Bank has evaluated its information technology systems risk in three areas: (1) our own computers,
(2) computers of others used by our borrowers, and (3) computers of others who provide us with data processing.

     Our own computers. We expect to spend approximately $200,000 through December 31, 1999 to upgrade our computer system. We expect to capitalize this cost. This upgrade is expected to eliminate the year 2000 risk in our computers. We do not expect to have material costs to address this risk area after December 31, 1998. At December 31, 1998, $193,000 of the estimated $200,000 had been capitalized. In addition to this $200,000, we expensed approximately $75,000 during 1998 for non- compliant computer equipment and $20,000 in year 2000 compliance costs.

     Computers of others used by our borrowers. We have evaluated most of our borrowers and do not believe that the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. We believe that most of our residential borrowers are not dependent on their home computers for income and that none of our commercial borrowers are so large that a year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. As a result, we have not contacted residential borrowers concerning this issue and do not consider this issue in our residential loan underwriting process. We have begun contacting our commercial borrowers with loans of $250,000 or more and considering this issue during commercial loan underwriting. At December 31, 1998 these loans constituted $6.6 million or 82.1% of our $8.0 million commercial loan portfolio. We do not expect any material costs to address this risk area.

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

Effect of Inflation and Changing Prices

     The Bank's financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services.

     Inflation can have a more direct impact on categories of noninterest expenses such as salaries and wages, supplies and employee benefit costs. These expenses normally fluctuate more in line with changes in the general price level and are very closely monitored by management for both the effects of inflation and increases related to such items as staffing levels, usage of supplies and occupancy costs.

Item  7.  Financial Statements


                          Independent Auditors' Report


The Board of Directors
Ridgewood Financial, Inc.:


We have audited the consolidated statements of financial condition of Ridgewood Financial, Inc. and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Financial, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                  /s/KPMG LLP
                                                  ------------------------------
                                                  KPMG LLP


Short Hills, New Jersey
January 21, 1999

                            RIDGEWOOD FINANCIAL, INC.

                 Consolidated Statements of Financial Condition

                           December 31, 1998 and 1997

                             (Dollars in thousands)

                         Assets                                           1998        1997
                                                                       ---------   ---------
Cash and due from banks                                               $    2,274       2,198
Federal funds sold                                                        41,200      13,200
                                                                       ---------   ---------
                   Cash and cash equivalents                              43,474      15,398

Investment securities:
    Held to maturity (fair value of $1,374 and $9,724
       at December 31, 1998 and 1997, respectively)                        1,354       9,666
    Available for sale                                                    16,921      26,954
Mortgage-backed securities:
    Held to maturity (fair value of $ 11,409 and $14,522
       at December 31, 1998 and 1997)                                     11,277      14,356
    Available for sale                                                    88,390      50,099
Loans held for sale                                                           --         750
Loans receivable, net                                                    107,021     105,715
Accrued interest receivable                                                1,387       1,609
Premises and equipment, net                                                2,218       2,253
Federal Home Loan Bank stock, at cost                                      1,949       1,949
Other assets                                                                 742         316
                                                                       ---------   ---------
                   Total assets                                       $  274,733     229,065
                                                                       =========   =========
                 Liabilities and Equity
Deposits                                                              $  205,529     193,889
Borrowed funds                                                            32,557      16,282
Initial public offering subscriptions payable                             17,809          --
Advances from borrowers for taxes and insurance                              926         902
Accounts payable and other liabilities                                       490         798
                                                                       ---------   ---------
                   Total liabilities                                     257,311     211,871
                                                                       ---------   ---------
Equity:
    Retained earnings                                                     17,693      16,966
    Accumulated other comprehensive income                                  (271         228
                                                                       ---------   ---------
                   Total equity                                           17,422      17,194

Commitments and contingencies

                   Total liabilities and equity                       $  274,733     229,065
                                                                       =========   =========


See accompanying notes to consolidated financial statements.

                            RIDGEWOOD FINANCIAL, INC.

                        Consolidated Statements of Income

                  Years ended December 31, 1998, 1997 and 1996

                                 (In thousands)

                                                                     1998            1997             1996
                                                                 ------------     -----------      ----------
Interest income:
    Loans receivable                                               $   8,312           8,562           8,267
    Investment securities                                                286             756           1,134
    Mortgage-backed securities                                           871           1,068           1,171
    Securities available for sale                                      5,751           4,778           3,998
    Other                                                              1,124             670             396
                                                                    --------        --------        --------
                   Total interest income                              16,344          15,834          14,966

Interest expense:
    Deposits                                                           9,764           8,982           7,650
    Borrowed funds                                                     1,335           1,305           1,872
                                                                    --------        --------        --------
                   Total interest expense                             11,099          10,287           9,522
                                                                    --------        --------        --------

                   Net interest income                                 5,245           5,547           5,444

Provision for loan losses                                                204              12              12
                                                                    --------        --------        --------

                   Net interest income after
                     provision for loan losses                         5,041           5,535           5,432
                                                                    --------        --------        --------

Noninterest income:
    Fees and service charges                                             140             114              73
    Gain on sale of securities                                            24              19              45
    Gain on sale of loans                                                 21              45              14
    Other                                                                 14              54              14
                                                                    --------      ----------        --------

                   Total noninterest income                              199             232             146
                                                                    --------      ----------        --------

Noninterest expenses:
    Salaries and benefits                                              2,238           1,926           1,691
    Occupancy and equipment                                            1,145           1,034             878
    Advertising and promotion                                            150             150             178
    SAIF deposit insurance premium                                       118             110             250
    SAIF assessment                                                       --              --             830
    Other expenses                                                       590             456             383
                                                                    --------      ----------        --------

                   Total noninterest expenses                          4,241           3,676           4,210
                                                                    --------      ----------        --------

                   Income before income taxes                            999           2,091           1,368

Income taxes                                                             272             841             628
                                                                    --------      ----------        --------

                   Net income                                      $     727           1,250             740
                                                                    ========      ==========        ========

See accompanying notes to consolidated financial statements.

                            RIDGEWOOD FINANCIAL, INC.

                        Consolidated Statements of Equity

                  Years ended December 31, 1998, 1997 and 1996

                                 (In thousands)


                                                                                         Accu-
                                                                                        mulated
                                                                                         other
                                                                                        compre-
                                                                       Retained         hensive           Total
                                                                       earnings          income          equity
                                                                      ----------       ----------      ----------
Balance at December 31, 1995                                          $ 14,976              312           15,288
                                                                       -------          -------         --------

Comprehensive income:
    Net income                                                             740               --              740
    Other comprehensive income - unrealized
       holding losses on securities arising during
       the period (net of tax of ($386))                                    --             (688)            (688)
    Less reclassification adjustment for gains
       in net income (net of tax of $16)                                    --               29               29
                                                                                                        --------
                   Total comprehensive income                                                                 81
                                                                       -------          -------         ========
Balance at December 31, 1996                                            15,716             (347)          15,369
                                                                       -------          -------         --------

Comprehensive income:
    Net income                                                           1,250               --            1,250
    Other comprehensive income - unrealized
       holding gains on securities arising during
       the period (net of tax of $317)                                      --              563              563
    Less reclassification adjustment for gains
       in net income (net of tax of $6)                                     --               12               12
                                                                                                        --------
                   Total comprehensive income                                                              1,825
                                                                       -------          -------         ========
Balance at December 31, 1997                                            16,966              228           17,194
                                                                       -------          -------         --------

Comprehensive income:
    Net income                                                             727               --              727
    Other comprehensive income - unrealized
       holding losses on securities arising during
       the period (net of tax of ($290))                                    --             (514)            (514)
    Less reclassification adjustment for gains
       in net income (net of tax of $9)                                     --               15               15
                                                                                                        --------
                   Total comprehensive income                                                                228
                                                                       -------          -------         ========
Balance at December 31, 1998                                            17,693             (271)          17,422
                                                                       =======          =======         ========


See accompanying notes to consolidated financial statements.

                            RIDGEWOOD FINANCIAL, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                 (In thousands)

                                                                              1998        1997         1996
                                                                           ---------    ---------   ---------
Cash flows from operating activities:
    Net income                                                             $    727       1,250         740
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation                                                          205         199         148
          Amortization of loan fees                                            (131)       (131)       (174)
          Premiums and discounts on mortgage-backed and
            investment securities                                             1,146         376         194
          Proceeds from loan sales                                              771       3,637         750
          Gain on sale of loans                                                 (21)        (45)        (14)
          Loans originated for resale                                            --        (585)     (4,293)
          Disposal of premises and equipment                                     77          --          --
          Gain on sale of securities available for sale                         (24)        (19)        (45)
          Provision for loans losses                                            204          12          12
          Deferred income tax (benefit) expense                                (270)        265          84
          Decrease (increase) in accrued interest receivable                    222         209        (347)
          Decrease (increase) in other assets, net                              126        (298)        (57)
          (Decrease) increase in other liabilities                             (308)       (605)      1,236
                                                                           --------    --------    --------
    Net cash provided by (used in) operating activities                       2,724       4,265      (1,766)
                                                                           --------    --------    --------

Cash flows from investing activities:
    Net  (increase) decrease in first mortgage loans                           (515)      4,660      (9,257)
    Net increase in consumer loans                                             (901)     (2,316)     (2,390)
    Purchase of mortgage-backed securities available for sale               (69,435)    (40,931)    (15,763)
    Principal collected on mortgage-backed securities                        32,316       7,421       5,930
    Proceeds from sales of mortgage-backed securities available for sale         --       6,320       4,967
    Purchase of investment securities available for sale                    (13,642)     (1,503)    (41,447)
    Proceeds from sales of securities available for sale                     10,522      17,525      15,689
    Maturities and calls of investment securities held to maturity            7,896       2,500      11,021
    Maturities and calls of investment securities available for sale         13,200          --          --
    Principal collected on investment securities                                374          --          --
    Purchase of premises and equipment                                         (247)       (142)       (729)
    Purchase of Federal Home Loan Bank stock                                     --          --        (768)
    Proceeds from collection of loan fees                                        36          20          56
                                                                           --------    --------    --------
                   Net cash used in investing activities                    (20,396)     (6,446)    (32,691)
                                                                           --------    --------    --------

Cash flows from financing activities:
    Net increase in passbook, NOW and money market accounts                   8,483       7,311       2,904
    Net increase in certificates of deposit                                   3,157      16,027      20,629
    Proceeds from borrowed funds                                             31,800      13,407      25,175
    Repayment of borrowed funds                                             (15,525)    (25,525)    (12,786)
    Proceeds from initial public offering subscription payable               17,809          --          --
    Net increase (decrease) in advances from
       borrowers for taxes and insurance                                         24          (5)         77
                                                                           --------    --------    --------
                   Net cash provided by financing activities                 45,748      11,215      35,999
                                                                           --------    --------    --------

                   Net increase in cash and cash equivalents                 28,076       9,034       1,542

Cash and cash equivalents at beginning of year                               15,398       6,364       4,822
                                                                           --------    --------    --------
Cash and cash equivalents at end of year                                   $ 43,474      15,398       6,364
                                                                           ========    ========    ========

Supplemental disclosures of cash flow information - cash payments for:
       Interest on deposits and borrowed funds                             $ 11,096      10,386      11,185
                                                                           ========    ========    ========
       Income taxes                                                        $    477         233         548
                                                                           ========    ========    ========

See accompanying notes to consolidated financial statements.

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


 (1)   Conversion and Reorganization

       On June 22, 1998, the Board of Directors of Ridgewood Savings Bank of New Jersey (the Bank) adopted a Plan of Conversion to convert from a New Jersey chartered mutual savings bank to a New Jersey chartered stock savings bank. The Bank is now a wholly-owned subsidiary of Ridgewood Financial, Inc. (the Company), a holding company formed by the Bank.

       The Company is a savings bank holding company that was incorporated in July 1998 under the laws of the State of New Jersey for the purpose of acquiring all of the issued and outstanding common stock of the Bank. This acquisition occurred in January 1999, at the time the Bank simultaneously converted from a mutual to stock institution and sold all of its outstanding capital stock to the Company. The Company made its initial public offering of common stock and provided additional shares of common stock to Ridgewood Financial, MHC, a mutual holding company that holds 53% of the outstanding shares of the Company. Because the reorganization and conversion was not completed until January 7, 1999, at December 31, 1998, the Company had no assets, liabilities or equity. As a result, throughout this report all references to operations, assets, liabilities and equity of the Bank include those of the Company.

       The reorganization and conversion, including the initial public offering of the common stock of the Company, was completed on January 7, 1999, resulting in the issuance of 3,180,000 shares of common stock, $0.10 par value per share, of the Company of which 1,494,600 shares (47%) were sold at a purchase price per share of $7.00 and 1,685,400 shares (53%) were issued to Ridgewood Financial, MHC, resulting in gross proceeds of $10.5 million. Total expenses were approximately $700,000, resulting in net proceeds of $9.8 million.

       Approximately half of the net proceeds were paid directly by the Company to the Bank in return for 100,000 shares of common stock, $2.00 par value per share, of the Bank (100% of the issued and outstanding shares of the Bank). In addition, $200,000 was provided to Ridgewood Financial, MHC by the Bank. The remaining net proceeds were retained by the Company.

       Concurrent with the conversion and reorganization, the Company established an Employee Stock Ownership Plan (ESOP) and a Restricted Stock Plan (RRP) for the benefit of employees and directors. The ESOP will purchase 8% of the number of shares sold in the offering, in the open market, using a loan from the Company. The RRP will be submitted for stockholder approval. If implemented, the RRP would purchase up to 4% of the number of shares sold in the offering. In addition, a stock option plan will be submitted for stockholders' approval. If implemented, up to 10% of the number of shares sold in the offering would be reserved for issuance through exercise of options for common stock.

       As part of the conversion, 5,000,000 shares of preferred stock at no par value were authorized; however, none were issued. Included in the Bank's financial statements at December 31, 1998 was $17.8 million of subscriptions payable related to the offering.

       Upon a complete liquidation of the Bank after the conversion, the Company, as holder of the Bank's common stock would be entitled to any assets remaining upon a liquidation of the Bank. Each depositor would not have a claim in the assets of the Bank. However, upon a complete liquidation of the MHC after the conversion, each depositor would have a claim up to the pro rata value of his or her accounts, in the assets of the MHC remaining after the claims of the creditors of the MHC are satisfied. Depositors who have liquidation rights in the Bank immediately prior to the conversion will continue to have such rights in the MHC after the conversion for so long as they maintain deposit accounts in the Bank after the conversion.

                                       42
                                                                     (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

       Costs incurred that were directly associated with the conversion were deferred as of December 31, 1998 and were deducted from the proceeds of the shares sold in the conversion in January 1999.


 (2)   Summary of Significant Accounting Policies

       Business Activities

       The sole operations of the Company is the Bank. The Bank grants residential, commercial and consumer loans to, and accepts deposits from, customers from three branches located in northeastern New Jersey. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Bank operates in one segment, community banking.

       Basis of Financial Statement Presentation

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of Ridgewood Financial, Inc. and its wholly-owned subsidiary, Ridgewood Savings Bank of New Jersey. All significant intercompany transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from these estimates.

       Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in settlement of loans. In connection with the determination of the allowance for loans losses and valuation of real estate owned, management generally obtains independent appraisals for significant properties.

       In June 1998, the FASB issued Statement of Financial Accounting Standards
       (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated as new and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. The Bank does not believe that implementation of SFAS No. 133 will have a material impact on its financial condition or results of operations

       Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

                                       43
                                                                     (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

       Investment Securities

       Management determines the appropriate classification of securities as either held to maturity or available for sale at the purchase date. Debt securities that management has the ability and intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts. Other securities are classified as available for sale and are carried at fair value.
       Unrealized gains and losses on securities available for sale are recognized as a component of other comprehensive income, net of income taxes, which is included in equity. Premiums and discounts are amortized using the level yield method. The cost of securities sold is recognized using the specific identification method.

       Mortgage-backed Securities

       Management determines the appropriate classification of mortgage-backed securities as either held to maturity or available for sale at the purchase date. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by third parties. Mortgage-backed securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. All other mortgage-backed securities are classified as available for sale and are carried at fair value. Unrealized gains and losses on mortgage-backed securities available for sale are recognized as a component of other comprehensive income, net of income taxes, which is included in equity. Premiums and discount are amortized using the level yield method. The cost of securities sold is determined using the specific identification method.

       Loans Held for Sale

       Loans originated and held for sale are carried at the lower of cost or fair value determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance through charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method.

       The Bank recognizes separate assets for the rights to service for others mortgage loans that have been acquired through purchase or origination. These rights are amortized over the estimated net servicing life of the loans and are evaluated for impairment based on their fair value on a quarterly basis. The fair value of the rights is estimated using the present value of future cash flows and assumptions regarding prepayment estimates, cost of servicing, discount rates and loan terms. Any impairments to the value of the rights are recognized as a direct effect to amortization.

       Loans Receivable

       Loans receivable are stated at unpaid principal balances less the allowance for loans losses and net deferred loan origination fees. Interest income on loans is accrued and credited to interest income as earned. Loan origination and commitment fees are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

       The allowance for loan losses is increased by charges to income through a provision for loan losses and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

                                       44
                                                                    (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

       Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

       Loans are placed on nonaccrual status when a loan is specifically determined to be impaired based on management's periodic evaluation. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific nonaccrual loans unless the likelihood of further loss is remote and only to the extent of interest payments received.

       The Bank has defined the population of impaired loans to be all nonaccrual and restructured commercial loans, and certain other performing loans considered to be impaired as to principal and interest. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are excluded from the impaired loan portfolio. At December 31, 1998 and 1997, the Bank has no impaired loans.

       Premises and Equipment

       Premises and equipment, including leasehold improvements, are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

       Foreclosed Real Estate

       Real estate properties acquired through foreclosure are initially recorded at the lower of amortized cost or estimated fair value, less estimated costs to sell at the date of foreclosure. Costs relating to development and improvements of property are capitalized, whereas costs relating to the holding of property are expensed.

       Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value, less estimated costs to sell.

       Comprehensive Income

       Effective January 1, 1998, the Bank adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Under SFAS No. 130, comprehensive income is segregated into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale.

       Comprehensive income is presented in the consolidated statements of equity. SFAS No. 130 requires only additional disclosures and does not affect the Bank's financial position or results of operations. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                                       45
                                                                    (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

       Income Taxes

       Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Employee Benefit Plans

       Effective January 1, 1998, the Bank adopted the provisions of SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. SFAS No. 132 revises disclosures only and does not affect the Bank's financial position or results of operations. Prior year consolidated financial statement disclosures have been revised to conform to the requirements of SFAS No. 132.

       Reclassifications

       Certain   reclassifications   have   been  made  to  the  1996  and  1997
       consolidated financial statements to conform to the 1998 presentation.


 (3)   Investment Securities

       At December 31, 1998 and 1997, securities held to maturity consist of the following (in thousands):


                                                                         December 31, 1998
                                                 -------------------------------------------------------------------
                                                                      Gross            Gross
                                                   Amortized        unrealized       unrealized           Fair
                                                      cost            gains            losses            value
                                                 ---------------  ---------------  ---------------   ---------------
           U.S agencies                       $         1,354               20               --             1,374
                                                 ===============  ===============  ===============   ===============

                                                                         December 31, 1997
                                                 -------------------------------------------------------------------
                                                                      Gross            Gross
                                                   Amortized        unrealized       unrealized           Fair
                                                      cost            gains            losses            value
                                                 ---------------  ---------------  ---------------   ---------------
           U.S Government and
               federal agencies               $         9,666               62               (4)            9,724
                                                 ===============  ===============  ===============   ===============

       At December 31, 1998, securities of $1.4 million were pledged as collateral.

                                       46
                                                                     (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

       At December 31, 1998 and 1997, securities available for sale consist of the following (in thousands):


                                                                         December 31, 1998
                                                 -------------------------------------------------------------------
                                                                         Gross           Gross
                                                     Amortized         unrealized     unrealized         Fair
                                                        cost             gains          losses           value
                                                    -----------         --------       ---------       ----------


           Municipal securities                      $ 13,747              335             (181)           13,901
           Corporate bonds                              1,516                6               --             1,522
           U. S. agencies                               1,467                1               --             1,468
           Equity securities                                8               22               --                30
                                                      -------            -----           ------          --------

                                                     $ 16,738              364             (181)           16,921
                                                      =======            =====           ======          ========

                                                                         December 31, 1997
                                                ---------------------------------------------------------------

                                                                         Gross           Gross
                                                     Amortized         unrealized     unrealized         Fair
                                                        cost             gains          losses           value
                                                    -----------         --------       ---------       ----------
           U.S Government and
               federal agencies                      $ 23,697               28              (34)           23,691
           Municipal securities                         3,091              150               --             3,241
           Equity securities                                8               14               --                22
                                                      -------            -----           -------         --------
                                                     $ 26,796              192              (34)           26,954
                                                      =======            =====           =======         ========


       The following is a summary of maturities of debt securities as of December 31, 1998 (in thousands):

                                                                         December 31, 1998
                                                 -------------------------------------------------------------------
                                                 -------------------------------------------------------------------
                                                         Securities held              Securities available
                                                           to maturity                     for sale
                                                   ---------------------------  ------------------------------
                                                   Amortized          Fair      Amortized            Fair
                                                      cost            value        cost              value
                                                   ------------    ----------   ----------        -----------
           Amounts maturing in:
           One year or less                       $      58            58             --               --
           After one year through five
               years                                     43            43          3,243            3,243
           After five years through
               ten years                                659           675            718              721
           After ten years                              594           598         12,769           12,927
                                                    -------        ------         ------          -------

                                                  $   1,354         1,374         16,730           16,891
                                                    =======        ======         ======          =======


                                     47
                                                                     (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       Proceeds from sales of investment securities available for sale and the realized gross gains and losses from those sales are as follows (in thousands):


                                                                          Years ended December 31
                                                             ------------------------------------------------
                                                                  1998               1997             1996
                                                             ---------------   ---------------  -------------
                Proceeds from sales                       $        10,522           17,525          15,689
                                                             ===============     ============   =============
                Gross realized gains                      $            24               11              20
                                                             ===============     ============   =============


 (4)   Mortgage-backed Securities

       At December 31, 1998 and 1997, mortgage-backed securities held to maturity consist of the following (in thousands):

                                                                    December 31, 1998
                                            ------------------------------------------------------------------
                                                                  Gross            Gross
                                               Amortized        unrealized       unrealized    Fair
                                                  cost            gains            losses      value
                                               ----------       ----------       ----------    -----

              GNMA                               $ 2,378            36             --          2,414
              FHLMC                                2,333            22             (3)         2,352
              FNMA                                 6,566            85             (8)         6,643
                                                 -------       -------        -------        -------

                                                 $11,277           143            (11)        11,409
                                                 =======       =======        =======        =======


                                                                    December 31, 1997
                                            ------------------------------------------------------------------
                                                                  Gross         Gross
                                               Amortized        unrealized    unrealized       Fair
                                                  cost            gains         losses         value
                                               ----------       ----------    ----------       -----
              GNMA                               $ 3,138            64             (8)         3,194
              FHLMC                                2,902            34             (5)         2,931
              FNMA                                 8,316            97            (16)         8,397
                                                 -------       -------        -------        -------

                                                 $14,356           195            (29)        14,522
                                                 =======       =======        =======        =======


       At December 31, 1998, securities of $800,000 were pledged as collateral.

                                       48
                                                                     (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

       At December 31, 1998 and 1997, mortgage-backed securities available for sale consist of the following (in thousands):


                                                                         December 31, 1998
                                                 -------------------------------------------------------------------
                                                                   Gross             Gross
                                                   Amortized     unrealized        unrealized         Fair
                                                      cost          gains            losses           value
                                                   ---------      ----------        ----------        -----
               GNMA                                $ 3,845              16              (11)           3,850
               FHLMC                                36,415             324             (509)          36,231
               FNMA                                 48,737             125             (553)          48,309
                                                   -------         -------          -------          -------

                                                   $88,997             465           (1,073)          88,390
                                                   =======         =======          =======          =======


                                                                         December 31, 1997
                                                -------------------------------------------------------------------
                                                                   Gross             Gross
                                                   Amortized     unrealized        unrealized         Fair
                                                      cost          gains            losses           value
                                                   ---------      ----------        ----------        -----
               GNMA                                $ 1,348              10               --            1,358
               FHLMC                                25,567             165              (70)          25,662
               FNMA                                 22,987             142              (50)          23,079
                                                   -------         -------          -------          -------

                                                   $49,902             317             (120)          50,099
                                                   =======         =======          =======          =======


       At December 31, 1998, securities of $11.6 million were pledged as collateral.

       The following is a summary of maturities of mortgage-backed securities as of December 31, 1998 (in thousands):

                                                                         December 31, 1998
                                                 -------------------------------------------------------------------
                                                 -------------------------------------------------------------------
                                                         Securities held                Securities available
                                                           to maturity                        for sale
                                                 --------------------------------  ---------------------------------

                                                   Amortized           Fair          Amortized            Fair
                                                      cost            value             cost             value
                                                 ---------------  ---------------  ---------------   ---------------

           Amounts maturing in:
           One year or less                        $       --             --            709             708
           After one year through five
               years                                       --             --          3,882           3,900
           After five years through
               ten years                                1,223          1,247         18,693          18,664
           After ten years                             10,054         10,162         65,713          65,118
                                                    ---------       --------       --------        --------

                                                   $   11,277         11,409         88,997          88,390
                                                    =========       ========       ========        ========


                                       49                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

       Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

       Proceeds from sales of mortgage-backed securities available for sale and the realized gross gains and losses from those sales are as follows (in thousands):


                                                                    Years ended December 31
                                                                   -------------------------

                                                                      1997            1996
                                                                   ---------        --------
                         Proceeds from sales                      $    6,320           4,967
                                                                   =========        ========

                         Gross realized gains                              8              31
                         Gross realized losses                            --              (6)
                                                                   ---------        --------

                                                                  $        8              25
                                                                   =========        ========


       There were no sales of mortgage-backed securities available for sale during 1998.


 (5)   Loans

       The following is a summary of loans as December 31, 1998 and 1997 (in thousands):

                                                                         1998               1997
                                                                       -------             -------
           First mortgage loans:
              Secured by one- to four-family residence              $   88,936              86,140
              Secured by other property                                  8,032              10,313
                                                                       -------             -------
                             Total first mortgage loans                 96,968              96,453

           Consumer loans:
              Equity                                                    10,397               9,645
              Lines of credit                                              472                 134
              Education                                                     36                 160
              Loans to depositors, secured by  savings                     260                 350
              Other                                                         25                  --
                                                                       -------             -------

                             Total consumer loans                       11,190              10,289
                                                                       -------             -------

           Less:
              Net deferred loan fees                                       315                 409
              Allowance for loan losses                                    822                 618
                                                                       -------             -------

                                                                    $  107,021             105,715
                                                                       =======             =======

           Loans held for sale                                      $       --                 750
                                                                       =======             =======

                                       50                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     Activity in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 is summarized as follows (in thousands):


                                                                    1998             1997             1996
                                                               ---------------  ---------------  ----------------
                Balance at beginning of period                  $   618                606             593
                Provision charged to income                         204                 12              12
                Charge-offs                                          --                 --              (2)
                Recoveries                                           --                 --               3
                                                                  -----             ------           ------

                Balance at end of period                        $   822                618             606
                                                                  =====             ======           ======


       The balance of nonaccrual loans for which interest income has been reduced totals approximately $695,000 and $0 at December 31, 1998 and 1997, respectively. Interest income that would have been recorded under the original terms of such loans approximated $17,000, $0 and $13,000 for the years ended December 31, 1998, 1997 and 1996, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.


 (6)   Premises and Equipment

       Premises and equipment at December 31, 1998 and 1997 consists of the following (in thousands):


                                                                        1998            1997
                                                                    -----------      ----------

                Land                                                $       527             527
                Building and improvements                                   607             607
                Leasehold improvements                                      798             787
                Furniture, fixtures and equipment                         1,055           1,090
                                                                      ---------       ---------
                                                                          2,987           3,011

                Less accumulated depreciation                               769             758
                                                                      ---------       ---------

                                                                    $     2,218           2,253
                                                                      =========       =========


 (7)   Federal Home Loan Bank Stock

       The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of New York (FHLB). The FHLB of New York paid dividends at an effective rate of 7.2%, 6.6% and 7.6% for the years ended December 31, 1998, 1997 and 1996, respectively.


                                       51                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


 (8)   Deposits

       Deposits at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                         1998                                1997
                                              -----------------------------     -------------------------------
                                                                 Weighted                            Weighted
                                                                  average                            average
                                                 Amount            rate            Amount              rate
                                               ---------         --------         --------           --------

       Passbook                                $ 31,555            3.01%          $ 27,136             3.01%
       NOW accounts                              15,512            1.83             12,320             1.84
       Money market                               4,504            3.00              3,632             2.98
       Certificate of deposits                  153,958            5.50            150,801             5.66
                                                -------            ----            -------             ----
                                               $205,529                           $193,889
                                                =======                            =======


       The aggregate amount of certificate of deposit accounts with a minimum denomination of $100,000 was approximately $17.4 million and $15.6 million at December 31, 1998 and 1997, respectively.

       At December 31, 1998 and 1997, scheduled maturities of certificates of deposit are as follows (in thousands):


                                                      1998           1997
                                                    --------       --------

                One year or less                  $  127,031         95,800
                One year to three years               22,162         50,878
                Three years or more                    4,765          4,123
                                                    --------       --------

                                                  $  153,958        150,801
                                                    ========       ========


       Interest expense on deposits for the years ended December 31, 1998, 1997 and 1996 is summarized as follows (in thousands):


                                                     1998      1997     1996
                                                    -------  --------  -------

                Passbook                          $     948       785      663
                NOW accounts                            252       195      139
                Money market                            123       121      122
                Certificate of deposits               8,441     7,881    6,726
                                                    -------  --------  -------

                                                  $   9,764     8,982    7,650
                                                    =======  ========  =======

                                       52                           (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


 (9)   Borrowed Funds

       Borrowed funds at December 31, 1998 and 1997 are summarized as follows (in thousands):


                                                          1998            1997
                                                         --------       --------

                Advances from the FHLB                  $  32,557         16,282
                                                         ========       ========


       Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and qualifying first mortgage loans. Advances at December 31, 1998 have maturity dates as follows (in thousands):


                         2000                 $    2,500
                         2001                      2,000
                         2002                      4,000
                         2003                      5,500
                         2005                      2,000
                         2006                        557
                         2008                     16,000
                                                -----------

                                              $   32,557
                                                ===========


       The interest rates on advances ranged from 4.65% to 6.76% and from 5.30% to 6.85% at December 31, 1998 and 1997, respectively. The weighted average interest rate on FHLB advances at December 31, 1998 and 1997 was 5.41%, and 6.00%, respectively.


(10)   Employee Retirement Plans

       Pension Plan

       The Bank has a defined benefit pension plan covering substantially all employees. The benefits are computed using an average of the employee's compensation for the highest five years during the last ten years of employment. The Bank funds an amount equal to the maximum allowable deduction for tax purposes as reported by the Bank's actuary. Plan assets consist primarily of mutual funds.

       Supplemental Executive Retirement Plan

       In 1998, the Bank  established a supplemental  executive  retirement plan
       (SERP) for the benefit of its senior officers. The SERP provides that the participant may receive additional retirement income in addition to benefits payable under the Bank's defined benefit pension plan. Benefits are calculated as 60% of final average earnings upon retirement at age 65, reduced by benefits payable under the Bank's defined benefit pension plan and Social Security benefits. Benefits payable prior to age 65 will be reduced by 1% per month of early retirement. The SERP is unfunded.

                                       53                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       Directors Consultant and Retirement Plan

       In 1998, the Bank established a directors  consultant and retirement plan
       (DRP) which provides retirement benefits to directors following retirement after age 60 and completion of at least 10 years of service. If a director becomes a consulting director to the Board upon retirement then they will receive a monthly payment equal to between 50% and 80% of the Board fee in effect at the date of retirement for a period of 120 months, such level of benefits is based upon years of service as of the retirement date. The DRP is unfunded.

       The following table shows the funded status of the Bank's defined benefit plan, SERP and DRP and the amount reported in the consolidated statements of financial condition at December 31, 1998 and 1997 (in thousands):


                                                             1998         1997
                                                        ----------    ---------

       Change in benefit obligation
       Benefit obligation at beginning of year          $     707          501
       Benefit obligation related to past service
          liability on new plans                              821           --
       Service cost                                           123           67
       Interest cost                                           78           42
       Benefits paid                                          (83)          (1)
       Actuarial loss                                           2           98
                                                        ----------    ---------

       Benefit obligation at end of year                    1,648          707
                                                        ----------    ---------

       Change in plan assets
       Fair value of plan asset at beginning of year          730          549
       Actual return on plan assets                            87           92
       Employer contributions                                  21           90
       Benefits paid                                          (83)          (1)
                                                        ----------    ---------

       Fair value of plan assets at end of year               755          730
                                                        ----------    ---------

       Funded status                                         (893)          23
       Unrecognized gain                                      (32)          --
       Unrecognized past service liability                    773           --
       Other                                                    6           12
                                                        ----------    ---------

       (Accrued pension liability) net pension asset    $    (146)          35
                                                        ==========    =========



                                       54                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

     Weighted average assumptions used to develop the net periodic pension costs are as follows:

                                                                 1998              1997             1996
                                                            ---------------   ---------------  ---------------

                Discount rate                                     6.8%              7.5%             7.5%
                Expected long-term rate of
                    return on assets                              8.0               8.0              8.0
                Rate of increase in compensation
                    levels                                        4.5               5.5              5.5
                                                            ===============   ===============  ===============


     Listed below are the components of pension expense for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                 1998              1997             1996
                                                            ---------------   ---------------  ---------------

                Service cost                             $           123                67               66
                Interest cost                                         78                42               37
                Expected return on plan
                    assets                                           (53)              (47)             (47)
                Unrecognized past service
                    liability                                         54                --               --
                Other components                                      --                 6                3
                                                            ---------------   ---------------  ---------------
                Net periodic pension cost                $           202                68               59
                                                            ===============   ===============  ===============


       Profit-sharing Plan

       The Bank has a 401(k) profit-sharing plan covering substantially all employees. The plan provides for the Bank to match 50% of an employee's contribution up to 4% of an individual's salary. Contributions to the plan for the years ended December 31, 1998, 1997 and 1996 were approximately $22,000, $20,000 and $19,000, respectively.


(11)   Income Taxes

       Under tax law that existed prior to 1996, the Bank was generally allowed a special bad debt deduction in determining income for tax purposes. The deduction was based on either a specified experience formula or a percentage of taxable income before such deduction. The experience method was used in preparing the income tax return for 1995. Legislation was enacted in August 1996 which repealed for tax purposes the percentage of taxable income bad debt reserve method. As a result, the Bank will use a specific experience formula to compute its bad debt deduction for 1997 and 1998. The legislation also requires the Bank to recapture its post-1987 net additions to its tax bad debt reserves for which the Bank has accrued a deferred liability.


                                       55                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       Income tax expense for the years ended December 31, 1998, 1997 and 1996 is summarized as follows (in thousands):


                                      1998             1997             1996
                                 ---------------  ---------------  -------------

           Current:             $
               Federal                 495              532              500
               State                    47               44               44
                                    ---------       ----------      -----------
                                $      542              576              544
                                    =========       ==========      ===========

           Deferred:            $
               Federal                (252)             243               77
               State                   (18)              22                7
                                    ---------       ----------      -----------
                                $     (270)             265               84
                                    =========       ==========      ===========

           Total:               $
               Federal                 243              775              577
               State                    29               66               51
                                    ---------       ----------      -----------
                                $      272              841              628
                                    =========       ==========      ===========


       Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rates of 34% to income before income taxes as a result of the following (in thousands):

                                                            1998           1997         1996
                                                         --------     -----------  -----------
           Expected income tax expense             $
               at federal tax rate                          340            711          465
           Increase (decrease) in taxes
               resulting from:
                  State income tax, net of
                    federal income tax effect                19             44           33
                  Tax-exempt interest                      (113)           (48)          --
                  Tax bad debt reserve                       --             --          136
                  Other, net                                 26            134           (6)
                                                        ----------    -----------  -----------

                                                   $        272            841          628
                                                        ==========    ===========  ===========



                                       56                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     Total income tax expense for the years ended December 31, 1998, 1997 and 1996 was allocated as follows (in thousands):

                                                                        1998             1997             1996
                                                                   ---------------  ---------------  ---------------

           Income tax expense from operations                  $            272              841              628
           Accumulated other comprehensive
               income - unrealized (loss) gain on
               securities available for sale                               (281)             323             (372)
                                                                   ---------------  ---------------  ---------------

                                                               $             (9)           1,164              256
                                                                   ===============  ===============  ===============


     The following are the significant components of the net deferred tax asset (liability) at December 31, 1998 and 1997 (in thousands):

                                                                                   1998             1997
                                                                              ---------------  ---------------
                Components of deferred tax asset:
                   Provision for loan losses - book                        $           296              222
                   Loan fees                                                            77               85
                   Interest reserves                                                     6               --
                   Amortization of premiums and discounts
                       on investment securities and mortgage-
                       backed securities                                               224              185
                   Accrued SERP                                                         24               --
                   Other                                                                45               --
                   Unrealized losses on available-for-sale
                       securities                                                      153               --
                                                                              ---------------  ---------------
                                  Total deferred tax asset                             825              492
                                                                              ---------------  ---------------

                Components of deferred tax liability:
                   Depreciation                                                        (40)             (36)
                   Provision for loan losses - tax                                    (360)            (432)
                   Other                                                               (14)             (37)
                   Unrealized gains on available-for-sale securities                    --             (128)
                                                                              ---------------  ---------------
                                  Total deferred tax liability                        (414)            (633)
                                                                              ---------------  ---------------
                                  Net deferred tax asset (liability)                   411             (141)
                                                                              ===============  ===============

                Net state deferred tax asset (liability)                                23              (12)
                Net federal deferred tax asset (liability)                             388             (129)
                                                                              ---------------  ---------------
                                                                           $           411             (141)
                                                                              ===============  ===============


                                       57                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       Management has determined that it is more likely than not that it will realize the deferred tax asset based upon the nature and timing of the items listed above. There can be no assurances, however, that there will be no significant differences in the future between taxable income and pretax book income if circumstances change. In order to fully realize the net deferred tax asset, the Bank will need to generate future taxable income. Management has projected that the Bank will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance as to such levels of taxable income generated.

       Retained  earnings  at  December  31, 1998  includes  approximately  $3.1 million for which no provision for income taxes has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes; distributions in complete or partial liquidation; stock redemptions; and excess distributions to shareholders. Management is not aware of the occurrence of any such events. At December 31, 1998, the Bank has an unrecognized tax liability of $1.1 million with respect to this reserve.


(12)   Related-party Transactions

       At December 31, 1998 and 1997, the executive officers and directors have approximately $94,000 and $121,000, respectively, in outstanding residential first mortgage and consumer loans. Lending transactions with related parties are on the same terms as those prevailing at the time for comparable transactions with outside customers. Activity in the related party loan balance for the year ended December 31, 1998 is as follows (in thousands).


                         Beginning balance               $           121
                         Additional borrowings                        --
                         Repayments                                   27
                                                            ---------------

                         Ending balance                  $            94
                                                            ===============


(13)   Commitments, Contingencies and Concentrations of Credit Risk

       In the ordinary course of business, the Bank has various outstanding commitments that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Bank are outlined in the following section.

       Lease Commitments

       At December 31, 1998, the Bank is obligated under a noncancelable operating lease expiring in February 2005 for its office and drive-in facilities in Ridgewood, New Jersey. The lease contains escalation clauses providing for increased rentals based upon increases in the consumer price index and an option to renew for an additional ten years. In addition, the Bank leases a facility in Mahwah, New Jersey, under a noncancelable operating lease expiring in November 2007. The lease contains an option to renew for an additional eight years. Net rent expense exclusive of real estate taxes under the operating leases, included in occupancy and equipment expense, was approximately $166,000, $161,000 and $154,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


                                       58                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       The projected minimum rental payments under the terms of the leases, exclusive of the renewal options, are as follows (in thousands):



                                                                December 31,
                                                                    1998
                                                              ---------------

                                 1999                     $            155
                                 2000                                  155
                                 2001                                  155
                                 2002                                  155
                                 2003                                  155
                                 2004 and thereafter                   781
                                                              ---------------
                                                          $          1,556
                                                              ===============



       Real estate taxes, insurance and maintenance expenses are generally obligations of the Bank and, accordingly, are not included as part of rental payments.

       Financial Instruments with Off-balance-sheet Risk

       The Bank maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. Additionally, the Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily consist of commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained by the Bank upon extension of credit varies and is based on management's credit evaluation of the counterparty/customer.


                                       59                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       Loan Commitments

       At December 31, 1998, the Bank has outstanding firm commitments to originate loans as follows (in thousands):


                                          Fixed       Variable
                                           rate         rate           Total
                                      ------------  ------------     --------

   First mortgage loans            $      7,274            2,194        9,468
   Consumer and other loans                 297              653          950
                                      ------------  ------------     --------
                                   $      7,571            2,847       10,418
                                      ============  ============     ========


       Litigation

       In the normal course of business, the Bank may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial position of the Bank will not be materially affected by the outcome of such legal proceedings and claims.

       Concentrations of Credit Risk

       A substantial portion of the Bank's loans are one- to four-family residential first mortgage loans secured by real estate located in New Jersey. Accordingly, the collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in real estate market conditions.


(14)   Recapitalization of Savings Institution Insurance Fund (SAIF)

       On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF and spread the obligations for payment of Financing Corporation (FICO) bonds across all SAIF and Bank Insurance Fund (BIF) members. The Federal Deposit Insurance Corporation (FDIC) special assessment levied amounted to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The special assessment was recognized in 1996 and was tax deductible. The Bank took a charge of $830,000, before tax-effect, as a result of the FDIC special assessment. This legislation will eliminate the substantial disparity between the amount that BIF and SAIF member institutions had been paying for deposit insurance premiums.


(15)   Regulatory Matters

       FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1998, the Bank is required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.


                                       60                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

       The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to quantitative judgments by the FDIC about capital components, risk weightings and other factors.

       Management believes that, as of December 31, 1998, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

       The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1998 and 1997, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (in thousands).

                                                                                                     To be well
                                                                                                 capitalized under
                                                                         For capital             prompt corrective
                                                Actual                adequacy purposes          action provisions
                                        ------------------------   ------------------------   -------------------------

                                          Amount       Ratio         Amount       Ratio         Amount        Ratio
                                        ----------- ------------   ------------ -----------   ------------ ------------
       As of December 31, 1998:
           Total capital (to risk-
              weighted assets)           $  18,522      18.57       $   7,977        8.00        $ 9,972       10.00
           Tier 1 (capital to risk-
                weighted assets)            17,690      17.74           3,989        4.00          5,983        6.00
           Tier 1 capital (to average
               assets)                      17,690       6.88          10,286        4.00         12,858        5.00
       As of December 31, 1997:
           Total capital (to risk-
              weighted assets)              17,579      20.42           6,888        8.00          8,610       10.00
           Tier 1 (capital to risk-
                weighted assets)            16,692      19.70           3,444        4.00          5,166        6.00
           Tier 1 capital (to average
               assets)                      16,692       7.59           8,942        4.00         11,178        5.00
                                        =========== ============   ============ ===========   ============ ============

                                       61                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(16)   Fair Values of Financial Instruments

       The following methods and assumptions were used by the Bank in estimating its fair value disclosure for financial instruments:

       Cash and Cash Equivalents

       The carrying amounts reported in the consolidated statements of financial condition for these assets approximate their fair value.

       Investment Securities (Including Mortgage-backed Securities)

       Fair values for investment securities are based on quoted market prices.

       Loans

       Fair values are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.

       Deposits

       The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair value for certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregate contractual maturities on such time deposits.

       Borrowed Funds

       The fair value of borrowed funds is estimated using a discounted cash flow calculation that applies interest rates currently being offered.

       FHLB Stock

       The fair value of FHLB stock approximates carrying value.

       Off-Balance-Sheet Commitments


       The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar arrangements and is not included in the table since it is not significant.


                                       62                            (Continued)

                            RIDGEWOOD FINANCIAL, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       The estimated fair values of the Bank's financial instruments at December 31, 1998 and 1997 are as follows (in thousands):

                                                              1998                               1997
                                                 --------------------------------  ---------------------------------

                                                    Carrying           Fair           Carrying            Fair
                                                     amount           value            amount            value
                                                 ---------------  ---------------  ---------------   ---------------
           Assets:
               Cash and cash equivalents             $ 43,474           43,474           15,398            15,398
               Investment securities - HTM              1,354            1,374            9,666             9,724
               Investment securities - AFS             16,921           16,921           26,954            26,954
               Mortgage-backed securities -
                  HTM                                  11,277           11,409           14,356            14,522
               Mortgage-backed securities -
                  AFS                                  88,390           88,390           50,099            50,099
               Loans held for sale                         --               --              750               750
               Loans receivable, net                  107,021          113,380          105,715           108,227
               FHLB stock                               1,949            1,949            1,949             1,949
           Liabilities:
               Deposits                               205,529          206,077          193,889           192,776
               Borrowed funds                          32,557           33,989           16,282            16,300
                                                 ===============  ===============  ===============   ===============


          The carrying amounts in the preceding table are included in the consolidated statements of financial condition under the applicable captions.

       Limitations

          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          Fair value estimates are based on existing on-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         The following table sets forth information with respect to our directors and executive officers.
                        Age at                                         Current
                     December 31,                            Director   Term
      Directors         1998        Position                  Since   Expires(1)
------------------- ------------- ------------------------- --------- ---------
Susan E. Naruk            45      Director, President and      1991      2000
                                  Chief Executive Officer
Nelson Fiordalisi         51      Director, Executive Vice     1987      2002
                                  President and Chief
                                  Operating Officer
Michael W. Azzara         51      Director                     1989      2000
Jerome Goodman            62      Director                     1989      2000
Bernard J. Hoogland       55      Director                     1992      2002
John Kandravy             63      Director                     1995      2002
Robert S. Monteith        74      Director                     1981      2001
John J. Repetto           74      Director                     1975      2001
Paul W. Thornwall         58      Director                     1995      2001
John Scognamiglio         43      Senior Vice President and     N/A       N/A
                                  Chief Financial Officer
Jean M. Miller            52      Senior Vice President and     N/A       N/A
                                  Chief Lending Officer


     All directors of the Bank became directors of the Company upon its incorporation in July 1998. All executive officers of the Company obtained their positions following the incorporation of the Company in July 1998. The business experience for the past five years of each of the directors and executive officers of the Company is as follows:

     Michael W. Azzara has been a member of the Bank's Board of Directors since 1989. Mr. Azzara is the President of The Valley Hospital and the Valley Health System, Inc., both in Ridgewood, New Jersey. He is also a member of the board of directors of Princeton Insurance Co. and Health Care Insurance Co.

     Nelson Fiordalisi has been a member of the Bank's Board of Directors since 1987 and employed by the Bank since 1986. Mr. Fiordalisi is the Executive Vice President and Chief Operating Officer of the Bank. He is a trustee, past president and co-founder of the Ho-Ho-Kus Education Foundation, a member of the Ho-Ho-Kus 300th Anniversary Committee, the Ho-Ho-Kus Chamber of Commerce, and the Financial Managers Society.

     Jerome Goodman has been a member of the Bank's Board of Directors since 1989. Mr. Goodman is a Certified Public Accountant and a Partner of Flackman, Goodman & Potter PA in Ridgewood, New Jersey.

     Bernard J. Hoogland has been a member of the Bank's Board of Directors since 1992. Mr. Hoogland is the Vice President of Ridgewood Associates, a securities firm in Paramus, New Jersey.

     John Kandravy has been a member of the Bank's Board of Directors since 1995. Mr. Kandravy is an attorney and a Partner of Shanley & Fisher, P.C. in Morristown, New Jersey. He is a trustee and a Vice Chairman of The Valley Hospital, a trustee of Valley Health System, Inc., and The Forum School, trustee and the President of The Forum School Foundation, and a trustee of Children's Aid and Family Services, Inc.

     Robert S. Monteith has been a member of the Bank's Board of Directors since 1981. Mr. Monteith is the past President of the Bank and is now retired. He is a member of the board of associates of Sacred Heart Hospital, Allentown, Pennsylvania.

     Susan E. Naruk has been a member of the Bank's Board of Directors since 1991. Ms. Naruk has been the President and Chief Executive Officer of the Bank since 1991. Previously, she was a senior vice president with Warwick Savings Bank. Ms. Naruk began her banking career as a lending officer in the national banking group of Citibank, N.A. and served as a vice president and team leader in corporate banking for Chase Manhattan Bank, N.A. She is a member of the board of directors of the YWCA of Bergen County, a trustee and the First Vice President of the Western Bergen Mental Health Care, a trustee of the Bankers Cooperative Group and a member of the board of governors of the New Jersey League of Community and Savings Bankers. She is a past President of the Northern New Jersey Savings League.

     John J. Repetto has been a member of the Bank's Board of Directors since 1975. Mr. Repetto is the Real Estate Manager for Marron Enterprises in Ho-Ho-Kus, New Jersey.

     Paul W. Thornwall has been a member of the Bank's Board of Directors since 1995. Mr. Thornwall is an attorney and owner of the Thornwall Law Firm in Glen Rock, New Jersey. He is the past president of the Ridgewood Rotary Club.

     John Scognamiglio is a Senior Vice President and the Chief Financial Officer of the Bank, where he has been employed since 1992. Mr. Scognamiglio is a member of St. Mary's Parish Council and the Financial Managers Society.

     Jean M. Miller is a Senior Vice President and the Chief Lending Officer of the Bank, where she has been employed since 1992. Ms. Miller is a member of the International Credit Council and the Ridgewood Chamber of Commerce.

Meetings and Committees of the Board of Directors

     During the year ended December 31, 1998, the board of directors of the Company held one regular meeting and one special meeting.

     The board of directors conducts its business through meetings of the board and through activities of its committees. During the year ended December 31, 1998, the board of directors of the Company held one regular meeting and one special meeting and the board of directors of the Bank held 12 regular meetings and two special meetings. No director attended fewer than 75% of the total meetings of the board of directors and committees on which such director served during the year ended December 31, 1998. The Company has standing nominating, audit and personnel committees. The Company and the Bank have other committees.

     The nominating committee consists of Directors Monteith, Naruk, Repetto and Thornwall. The committee presents its recommendations of nominees for Directors to the full Board for nomination. The Committee met once during the year ended December 31, 1998.

     The audit committee consists of Directors Goodman, Monteith and Thornwall. The audit committee meets at least semi-annually and meets with the Company's independent certified public accountants to review the results of the annual audit and other related matters. The audit committee met four times during the year ended December 31, 1998.

     The personnel (compensation) committee consists of Directors Azzara, Hoogland, Naruk and Thornwall. The committee meets at least annually to review the performance and remuneration of the officers and employees of the Bank. The committee met three times during the year ended December 31, 1998.

Item 10.  Executive Compensation

Director Compensation

     During 1998 each non-management director was paid a fee of $1,350 for each Board meeting attended and each Director Emeritus was paid $500 per Board meeting attended. At the discretion of the Board of Directors, the position of Director Emeritus is filled by former directors who have retired and no longer serve as a director because they are no longer willing or able to attend meetings on the basis expected by the members of the Board of Directors of the Bank. A Director Emeritus is not engaged to work on specific projects but, more generally, to provide advice due to their extensive experience. Each non-management director member of the loan review committee and the property inspection committee was paid $50 per respective committee meeting attended. Directors are not paid a fee for attending any other committee meetings and are not paid a fee for attending the Company Board meetings. The total fees paid to the directors for the year ended December 31, 1998 were approximately $195,000 consisting of $142,000 in Board fees, $40,000 in life/health insurance and $13,000 to the loan committee members.

     Directors Consultant and Retirement Plan ("DRP"). The DRP provides retirement benefits to directors following retirement after age 60 and completion of at least 10 years of service. If a director agrees to become a consulting director to our board upon retirement, he or she will receive a monthly payment equal to between 50% and 80% of the Board fee in effect at the date of retirement for a period of 120 months; such level of benefits is based upon years of prior service as of the retirement date (i.e.,

50% with 10-15 years, 60% with up to 20 years, 70% with up to 25 years and 80% with more than 25 years of service). Benefits under our DRP will begin upon a director's retirement. In the event there is a change in control, all directors will be presumed to have not less than 10 years of service and each director will receive a lump sum payment equal to the present value of future benefits payable.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the 1934 Act requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock, on Forms 3, 4 and 5, with the Securities and Exchange Commission ("SEC") and to provide copies of those Forms 3, 4 and 5 to the Company. The Company is not aware of any beneficial owner, as defined under Section 16(a), of more than ten percent of its Common Stock at December 31, 1998.

     Based upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the 1998 fiscal year.

Executive Compensation

     Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by our chief executive officer, chief operating officer and chief financial officer for the three years ended December 31, 1998.

                                                   Annual Compensation
                                      ------------------------------------------
                                                       Other Annual   All other
Name and Principal Position                            Compensation Compensation
---------------------------
                              Year     Salary    Bonus       (1)          (2)
                              ----     ------    -----      -----        ----

Susan E. Naruk, President     1998  $163,461  $25,500   $    --       $3,200
and Chief Executive Officer   1997   155,000   25,000        --        3,661
                              1996   125,000   20,000        --        2,946

Nelson Fiordalisi, Executive  1998   117,447   15,500        --        2,692
Vice President and Chief      1997   108,450   15,000        --        2,501
Operating Officer             1996    93,000   12,000        --        2,116

John Scognamiglio, Senior     1998    95,885   13,500        --        2,197
Vice President and Chief      1997    88,000   13,000        --        2,029
Financial Officer             1996    82,700   11,000        --        1,883


--------------------
(1) The Bank provides an automobile and group term life for certain officers. The value of these benefits do not exceed the lesser of $50,000 or 10% of total salary and bonus.
(2) Consists of company contributions and matching contributions under the 401(k) plan. Additionally, the individual participates in a defined benefit pension plan whereby a benefit of up to 33-1/3% of final average earnings is payable at age 65 with 10 or more years of service. Also, each individual participates in the SERP Plan. See "--Supplemental Executive Retirement Plan".

     Employment Agreements. The Bank has an employment agreement with President Naruk. Ms. Naruk's base salary under the employment agreement is $157,500. The employment agreement has a term of three years. The agreement is terminable by us for "just cause" as defined in the agreement. If we terminate Ms. Naruk without just cause, Ms. Naruk will be entitled to a continuation of her salary from the date of termination through the remaining term of the agreement. The employment agreement contains a provision stating that in the event of the termination of employment in connection with any change in control of us, Ms. Naruk will be paid a lump sum amount equal to 2.999 times her five year average annual taxable cash compensation. If a payment had been made under the agreement as of December 31, 1998, the payment would have equaled approximately $365,000. The aggregate payment that would have been made to Ms. Naruk would be an expense to us, thereby reducing our net income and our capital by that amount. The agreement may be renewed annually by our board of directors upon a determination of satisfactory performance within the board's sole discretion. If Ms. Naruk shall become disabled during the term of the agreement, she shall continue to receive payment of 100% of the base salary for a period of 6 months and 50% of such base salary for an additional six months. Such payments shall be reduced by any other benefit payments made under other disability programs in effect for our employees. Similar agreements have been implemented for our other senior officers including Mr. Nelson Fiordalisi, Executive Vice President and Mr. John Scognamiglio, Senior Vice President. Payment to each such individual upon a change in control is limited to 200% of the average annual compensation over the prior 36 month taxable compensation period. As of December 31, 1998, payment to Mr. Fiordalisi and to Mr. Scognamiglio would have been $243,000 and $203,000, respectively, had there been a change in control as of that date.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended ("1934 Act"). The following table sets forth, as of February 28, 1999, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock and as to the Common Stock beneficially owned by certain executive officers and directors of the Company individually and all executive officers and directors as a group. Management knows of no persons, other than those set forth below, who owned more than 5% of the outstanding shares of Common Stock at February 28, 1999.

                                                               Percent of Shares
                                        Amount and Nature of    of Common Stock
Name and Address of Beneficial Owner   Beneficial Ownership(1)     Outstanding
------------------------------------   -----------------------  ---------------

Ridgewood Financial, MHC                 1,685,400                  53.0%
Susan E. Naruk                              28,571                       (2)
Nelson Fiordalisi                           28,571(3)                    (2)
Michael W. Azzara                            3,300                       (2)
Jerome Goodman                              28,571                       (2)
Bernard J. Hoogland                          1,980                       (2)
John Kandravy                                3,000                       (2)
Robert S. Monteith                           1,000                       (2)
John J. Repetto                              1,428                       (2)
Paul W. Thornwall                            5,239                       (2)
John Scognamiglio                           27,873                       (2)
All Directors and Executive Officers
  as a Group (11 Persons)                  142,599(3)                4.5%

------------------------------
(1) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole or shared voting and investment power, unless otherwise indicated.
(2)  Less than 1%.
(3) Includes 500 shares in the name of a partnership for which Mr. Fiordalisi is a principal but for which he disclaims beneficial ownership.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

Transactions with Management and Others

     No directors, executive officers or immediate family members of such individuals were engaged in transactions with the Company or any subsidiary involving more than $60,000 (other than through a loan) during the year ended December 31, 1998. Furthermore, the Bank had no "interlocking" relationships in which (i) any executive officer is a member of the board of directors or of another entity, one of whose executive officers are a member of the Company's board of directors, or where (ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the Company's board of directors.

     The Bank has followed the policy of offering residential mortgage loans for the financing of personal residences, share loans, and consumer loans to its officers, directors and employees. Loans are made in the ordinary course of business and also made on substantially the same terms and conditions, including interest rate and collateral, as those of comparable transactions prevailing at the time with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features.

Item 13.  Exhibits, Lists and Reports on Form 8-K
-------------------------------------------------

         (a) The following documents are filed as a part of this report:

     1. The following financial statements and the reports of independent accountants of Registrant are included in this filing under Item 7.

         Independent Auditors' Reports.

         Consolidated Statements of Financial Condition at December 31, 1998 and 1997.

         Consolidated Statements of Income for each of the two years in the period ended December 31, 1998.

         Consolidated Statements of Equity for each of the two years in the period ended December 31, 1998.

         Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 1998.

         Notes to Consolidated Financial Statements.

                  2. Except for Exhibit 27, which is provided is the submission to the Commission, no financial statement schedules are required.

                  3. The following exhibits are included in this Report or incorporated herein by reference: (a) List of Exhibits:

                  3(i)     Certificate of Incorporation of Ridgewood Financial,
                           Inc.*

                  3(ii)    Bylaws of Ridgewood Financial, Inc.*

                  10.1     Employment Agreement with S. Naruk*

                  10.2     Employment Agreement with N. Fiordalisi*

                  10.3     Employment Agreement with J. Scognamiglio*

                  10.4     Employment Agreement with J. Miller*

                  10.5     Supplemental Executive Retirement Plan*

                  21       Subsidiaries of the Registrant

                  23       Consent of KPMG LLP

                  27       Financial Data Schedule

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.



* Incorporated by reference to the identically numbered exhibit of the Registration Statement on Form SB-2 (File No. 333-62363) filed with the Commission on August 27, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed as of March 29, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                    Ridgewood Financial, Inc.




                                    By: /s/ Susan E. Naruk
                                       ----------------------------------------
                                        Susan E. Naruk
                                        President and Chief
                                        Executive Officer
                                        (duly authorized representative)

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 1999.


/s/ John Scognamiglio                     /s/ Susan E. Naruk
-------------------------------------     ------------------------------------
John Scognamiglio                         Susan E. Naruk
Senior Vice President and Chief           President, Chief Executive Officer,
Financial Officer                         and Director
(principal financial and accounting       (principal executive officer)
officer)

/s/ Nelson Fiordalisi                     /s/ Bernard J. Hoogland
-------------------------------------     ------------------------------------
Nelson Fiordalisi                         Bernard J. Hoogland
Senior Vice President, Chief Operating    Director
Officer, and Director


-------------------------------------     ------------------------------------
Michael W. Azzara                         John Kandravy
Director                                  Director

/s/ Jerome Goodman
-------------------------------------     ------------------------------------
Jerome Goodman                            Robert S. Monteith
Director                                  Director

/s/ John J. Repetto                       /s/ Paul W. Thornwall
-------------------------------------     ------------------------------------
John J. Repetto                           Paul W. Thornwall
Director                                  Director