Form 10QSB
period 1999-03-31
RIDGEWOOD FINANCIAL INC
filed 1999-05-17
CIK 1068784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                   FORM 10-QSB


(Mark One)

[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999
                                    --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

               55 North Broad Street, Ridgewood, New Jersey 07450
               --------------------------------------------------
                    (Address of Principal Executive Offices)


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

                                 YES   X       NO
                                      ---          ---

Number of shares of Common Stock outstanding as of May 12, 1999: 3,180,000


Transitional Small Business Disclosure Format (check one)

                                 YES           NO   X
                                      ---          ---

                            RIDGEWOOD FINANCIAL, INC.

                                    Contents
                                    --------

                                                                         Page(s)
                                                                         -------
PART I - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements..........................3

         Item 2.   Management's Discussion and Analysis .....................12

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings.........................................20

         Item 2.   Changes in Securities and Use of Proceeds.................20

         Item 3.   Defaults upon Senior Securities...........................20

         Item 4.   Submission of Matters to a Vote of Security Holders.......20

         Item 5.   Other Information.........................................20

         Item 6.   Exhibits and Reports on Form 8-K..........................20

         Signatures..........................................................21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


         Ridgewood Financial Inc.
         Consolidated Statements of Financial Condition
         March 31, 1999 and December 31, 1998
         (In Thousands, Except Share Data)

                                                              March 31,            December 31,
                                                                 1999                 1998
                                                             -----------           ------------
                                                             (unaudited)
Assets:
Cash and due from banks                                       $   2,364             $   2,274
Federal funds sold                                               13,500                41,200
                                                              ---------             ---------
Cash and cash equivalents                                        15,864                43,474
Investment securities:
Held to maturity (fair value of $1,237 and
   $1,374 at March 31, 1999 and December
   31, 1998, respectively)                                        1,216                 1,354
Available for sale                                               32,409                16,921
Mortgage-backed securities:
Held to maturity (fair value of $10,721
   and $11,409 at March 31, 1999 and
   December 31, 1998, respectively)                              10,641                11,277
Available for sale                                               75,756                88,390
Loans receivable, net                                           114,502               107,021
Accrued interest receivable                                       1,427                 1,387
Premises and equipment, net                                       6,195                 2,218
Federal Home Loan Bank ("FHLB") stock, at cost                    1,949                 1,949
Other assets                                                        480                   742
                                                              ---------             ---------
     Total assets                                             $ 260,439             $ 274,733
                                                              =========             =========

Liabilities And Stockholders' Equity:
Deposits                                                        195,545               205,529
Borrowed funds                                                   37,044                32,557
Initial public offering subscriptions payable                         -                17,809
Advances from borrowers for taxes and insurance                   1,013                   926
Accounts payable and other liabilities                              459                   490
                                                              ---------             ---------
    Total liabilities                                           234,061               257,311


Stockholders' Equity:
Preferred stock, authorized 5,000,000 shares,
  None issued and outstanding                                         -                     -
Common stock, $0.10 Par Value,
  Authorized Shares 10,000,000
  Issued 3,180,000 in 1999 and none in 1998,
  Outstanding Shares 3,180,000 in 1999
    and none in 1998                                                318                     -
Additional paid-in capital                                        9,431                     -
Retained earnings                                                17,674                17,693
Unallocated common stock owned by
   employee stock ownership plan                                   (574)                    -
Accumulated other comprehensive (loss)
   income                                                          (471)                 (271)
                                                              ---------             ---------
Total stockholders' equity                                       26,378                17,422
                                                              ---------             ---------
     Total Liabilities and Stockholders' Equity               $ 260,439             $ 274,733
                                                              =========             =========

See accompanying notes to consolidated financial statements.

                            Ridgewood Financial, Inc.
                        Consolidated Statements of Income
                        (In Thousands, Except Share Data)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      -----------------------
                                                                         1999         1998
                                                                      ----------   ----------
                                                                            (unaudited)
Interest Income:
  Loans receivable                                                       $ 2,107      $ 2,069
  Investment securities                                                       15          129
  Mortgage-backed securities                                                 177          250
  Securities available for sale                                            1,458        1,219
  Other                                                                      307          248
                                                                      ----------   ----------
     Total interest income                                                 4,064        3,915
                                                                      ----------   ----------

Interest Expense:
  Deposits                                                                 2,291        2,377
  Borrowed fund                                                              457          206
                                                                      ----------   ----------
     Total interest expense                                                2,748        2,583
                                                                      ----------   ----------

     Net interest income                                                   1,316        1,332
Provision for loan losses                                                     36            3
                                                                      ----------   ----------
     Net interest income after provision for loan losses                   1,280        1,329
                                                                      ----------   ----------

Noninterest income:
  Fees and service charges                                                    36           36
  Gain on sale of securities                                                   -            8
  Gain on sale of loans                                                        -           21
  Other                                                                        1            -
                                                                      ----------   ----------
     Total noninterest income                                                 37           65
                                                                      ----------   ----------

Noninterest expenses:
  Salaries and benefits                                                      609          494
  Occupancy and equipment                                                    315          254
  Advertising and promotion                                                   27           31
  SAIF deposit insurance premium                                              30           29
  Other expenses                                                             155           93
                                                                      ----------   ----------
     Total noninterest expense                                             1,136          901
                                                                      ----------   ----------

     Income before income taxes                                              181          493
Income taxes                                                                   -          154
                                                                      ==========   ==========
     Net income                                                            $ 181        $ 339
                                                                      ==========   ==========

Earnings per common share:
  Basic                                                                   $ 0.06        $   -
                                                                      ==========   ==========
  Diluted                                                                 $ 0.06        $   -
                                                                      ==========   ==========

Weighted average shares outstanding:
  Basic                                                                3,138,912            -
  Diluted                                                              3,138,912            -



See accompanying notes to consolidated financial statements.

                            Ridgewood Financial, Inc.
                      Consolidated Statements of Cash Flows
                    For the Three Months Ended March 31, 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                                     March 31,
                                                                             ----------------------
                                                                                 1999       1998
                                                                             ----------   ---------
Cash flows from Operating Activities:
  Net Income                                                                   $    181    $    339
  Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                                       57          50
  Amortization of loan fees                                                         (67)        (31)
  Premiums and discounts on mortgage-backed and
  investment securities                                                             400         238
  Proceeds from loan sales                                                         --           771
  Gain on sale of loans                                                            --           (21)
  Gain on sale of securities available for sale                                    --            (8)
  Provision for loan losses                                                          36           3
  Allocation of employee stock ownership shares                                      25        --
  Deferred income tax expense (benefit)                                             235        (251)
  (Increase) decrease in accrued interest receivable                                (40)        358
  Decrease in other assets, net                                                     137         248
  Decrease in initial public offering subscriptions payable                     (17,809)       --
  Increase in other liabilities                                                     (31)        (38)
                                                                               --------    --------
        Net cash (used in) provided by operating activities                     (16,876)      1,658
                                                                               --------    --------

Cash flows from investing activities:
  Net increase in first mortgage loans                                           (8,238)        (30)
  Net decrease (increase) in consumer loans                                         766         (54)
  Purchases of mortgage-backed securities available for sale                       --       (21,558)
  Principal collected on mortgage-backed securities                              12,854       3,430
  Purchases of investment securities available for sale                         (15,771)       --
  Maturities and calls of investment securities held to maturity                   --        14,206
  Principal collected on investment securities                                      127       2,992
  Purchases of premises and equipment                                            (4,034)         (6)
  Proceeds from collection of loan fees                                              22        --
                                                                               --------    --------
        Net cash used in investing activities                                   (14,274)     (1,020)
                                                                               --------    --------

Cash flows from financing activities:
  Net (decrease) increase in passbook, NOW and money market
  Accounts                                                                       (2,706)      2,155
  Net (decrease) increase in certificates of deposit                             (7,278)      1,847
  Proceeds from borrowed funds                                                    4,487       9,363
  Repayment of borrowed funds                                                      --       (11,000)
  Net proceeds from initial public offering                                       9,751        --
  Purchase of employee stock ownership plan stock                                  (601)       --
  Capitalization of mutual holding company                                         (200)       --
  Net increase (decrease) in advances from borrowers for taxes and insurance         87          (8)
                                                                               --------    --------
        Net cash provided by financing activities                                 3,540       2,357
                                                                               --------    --------
        Net (decrease) increase in cash and cash equivalents                    (27,610)      2,995
Cash and cash equivalents at beginning of period                                 43,474      15,398
                                                                               ========    ========
Cash and cash equivalents at end of period                                     $ 15,864    $ 18,393
                                                                               ========    ========


Supplemental disclosures of cash flow information
Cash payments for:
  Interest on deposits and borrowed funds                                      $  2,782    $  2,735
  Income taxes                                                                      477         370



See accompanying notes to consolidated financial statements.

                            RIDGEWOOD FINANCIAL, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the consolidated financial statements in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated statements of income are not necessarily indicative of results which may be expected for the entire year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed unaudited financial statement be read in conjunction with the Form 10-KSB for the year ended December 31, 1998.

(2)      Conversion and Reorganization

On June 22, 1998, the Board of Directors of Ridgewood Savings Bank of New Jersey (the Bank) adopted a Plan of Conversion to convert from a New Jersey chartered mutual savings bank to a New Jersey chartered stock savings bank. The Bank is now a wholly-owned subsidiary of Ridgewood Financial, Inc. (the Company), a holding company formed by the Bank.

The Company is a savings bank holding company that was incorporated in July 1998 under the laws of the State of New Jersey for the purpose of acquiring all of the issued and outstanding common stock of the Bank. This acquisition occurred in January 1999, at the time the Bank simultaneously converted from a mutual to a stock institution and sold all of its outstanding capital stock to the Company. The Company made its initial public offering of common stock and provided additional shares of common stock to Ridgewood Financial, MHC, a mutual holding company that holds 53% of the outstanding shares of the Company. Because the reorganization and conversion was not completed until January 7, 1999, at December 31, 1998, the Company had no assets, liabilities or equity.

The reorganization and conversion, including the initial public offering of the common stock of the Company, was completed on January 7, 1999, resulting in the issuance of 3,180,000 shares of common stock, $0.10 par value per share, of the Company of which 1,494,600 shares (47%) were sold at a purchase price per share of $7.00 and 1,685,400 shares (53%) were issued to Ridgewood Financial, MHC, resulting in gross proceeds of $10.5 million. Total expenses were approximately $700,000 resulting in net proceeds of $9.8 million.

Approximately half of the net proceeds were paid directly by the Company to the Bank in return for 100,000 shares of common stock, $2.00 par value per share, of the Bank (100% of the issued and outstanding shares of the Bank). In addition, $200,000 was provided to Ridgewood Financial, MHC by the Bank. The remaining net proceeds were retained by the Company.

Concurrent with the conversion and reorganization, the Company established an Employee Stock Ownership Plan (ESOP) for the benefit of employees. The ESOP will purchase 8% of the number of shares sold in the offering, in the open market, using a loan from the Company.

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

Upon a complete liquidation of the Bank after the conversion, the Company, as a holder of the Bank's common stock would be entitled to any assets remaining upon a liquidation of the Bank. Each depositor would not have a claim in the assets of the Bank. However, upon a complete liquidation of the MHC after the conversion, each depositor would have a claim up to the pro rata value of his or her accounts, in the assets of the MHC remaining after the claims of the creditors of the MHC are satisfied. Depositors who have liquidation rights in the Bank immediately prior to the conversion will continue to have such rights in the MHC after the conversion for so long as they maintain deposit accounts in the Bank after the conversion.

Costs incurred that were directly associated with the conversion were deferred as of December 31, 1998 and were deducted from the proceeds of the shares sold in the conversion in January 1999.

(3)      Earnings Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of options for common stock, using the treasury stock method.

(4)      Investment Securities

The following is a summary of maturities of the investment securities as of March 31, 1999 and December 31, 1998 (in thousands):

                                                   March 31, 1999                                     December 31, 1999
                                    -----------------------------------------------     --------------------------------------------
                                                     (Unaudited)
                                      Securities held          Securities available        Securities held      Securities available
                                         to Maturity                for sale                   to Maturity            for sale
                                    ----------------------     --------------------     ---------------------   --------------------
                                     Amortized     Fair        Amortized     Fair       Amortized      Fair      Amortized    Fair
                                       Cost        Value          Cost       Value         Cost        Value       Cost       Value
                                    ----------    --------     ---------  ---------     ---------    --------    ---------  --------
Amounts maturing in:

Equity Securities                     $     --          --            8         28      $     --          --           8         30
One year or less                            73          73           --         --            58          58           -         --
After one year through five years          559         575        3,962      3,952            43          43       3,243      3,243
After five years through ten years          --          --        3,987      3,983           659         675         718        721
After ten years                            584         589       24,550     24,446           594         598      12,769     12,927
                                      --------       -----      -------     ------      --------      ------      ------    -------
                                      $  1,216       1,237       32,507     32,409      $  1,354       1,374      16,738     16,921
                                      ========       =====       ======     ======      ========      ======      ======    =======

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(5)     Mortgage-backed Securities

The following is a summary of maturities of the mortgaged-backed securities as of March 31, 1999 and December 31, 1998 (in thousands):


                                                     March 31, 1999                                  December 31, 1999
                                      ---------------------------------------------     ------------------------------------------
                                                      (Unaudited)
                                          Securities held      Securities available       Securities held    Securities available
                                            to Maturity             for sale                to Maturity            for sale
                                      ----------------------   --------------------     -------------------  ---------------------
                                      Amortized      Fair      Amortized    Fair        Amortized    Fair    Amortized     Fair
                                         Cost        Value       Cost      Value          Cost      Value      Cost        Value
                                      ----------   ---------   ---------  --------      ---------  --------  ---------    --------

Amounts maturing in:
One year or less                        $    --          --         --         --       $    --         --       709         708
After one year through five years           948         960      6,535      6,564            --         --     3,882       3,900
After five years through ten years          609         606     18,610     18,528         1,223      1,247    18,693      18,664
After ten years                           9,084       9,155     51,249     50,664        10,054     10,162    65,713      65,118
                                        -------      ------    -------     ------       -------     ------    ------      ------
                                        $10,641      10,721     76,394     75,756       $11,277     11,409    88,997      88,390
                                        =======      ======     ======     ======       =======     ======    ======      ======

(6)     Borrowed Funds

Borrowed funds at March 31, 1999 and December 31, 1998 are summarized as follows (in thousands):



                                March 31, 1999          December 31, 1998
                              ------------------     -----------------------
                                 (unaudited)

Advances from the FHLB         $          37,044      $               32,557
                              ==================     =======================

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and qualifying first mortgage loans. Advances at March 31, 1999 and December 31, 1998 have maturity dates as follows: (in thousands)


                          March 31, 1999             December 31, 1998
                       -------------------         ---------------------
                           (unaudited)

              1999     $            1,000          $                  -
              2000                  3,000                         2,500
              2001                  2,000                         2,000
              2002                  4,000                         4,000
              2003                  5,500                         5,500
              2004                  3,000                             -
              2005                  2,000                         2,000
              2006                    544                           557
              2008                 16,000                        16,000
                       ------------------          --------------------
                       $           37,044          $             32,557
                       ------------------          --------------------

(7)     Comprehensive (loss) income

Total comprehensive income amounted to the following for the three-month periods ended March 31 (in thousands):


                                                        1999         1998
                                                       ------       ------

Net income                                             $ 181        $  339
Change in unrealized gain on securities
 available for sale, net of taxes                       (200)          216
                                                       -----        ------

Comprehensive (loss) income                            $ (19)       $  555
                                                       -----        ------

(8)      Recent accounting pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. Statement No. 133 supersedes the disclosure requirements in Statements No. 80, 105 and 119. This statement is effective for periods beginning after June 15, 1999. The adoption of Statement No. 133 is not expected to have a material impact on the financial position or results of the Company.

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("Statement No. 134"). This statement amends FASB Statement No. 65 "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Statement No. 134 is effective January 1, 1999. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

                  Item 2. Management's Discussion and Analysis

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company's results of operations are primarily dependent on the operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest income earned on assets, primarily loans, mortgage-backed securities, investments, and other interest earning assets, less the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions, particularly those with respect to market interest rates, and policies of regulatory agencies. Furthermore, the Bank's lending activity is concentrated in loans secured by real estate in the Bank's market area and therefore the Bank's operations are affected by local market conditions. The results of operations are also influenced by the level of non-interest expenses, such as employees' salaries and benefits, occupancy and equipment costs, non-interest income such as loan related fees and fees on deposit related services, and the Bank's provision for loan losses.


COMPARISON OF FINANCIAL CONDITION
AT MARCH 31, 1999 AND DECEMBER 31, 1998

         Total assets decreased by $14.3 million or 5.2% to $260.4 million at March 31, 1999 from $274.7 million at December 31, 1998. This decrease was primarily due to the reduction in initial public offering subscriptions payable totaling $17.8 million as the offering was completed on January 7, 1999 due to acquisition of stock for stockholders and refunding of oversubscriptions. As a result, federal funds sold decreased $27.7 million to $13.5 million at March 31, 1999 from $41.2 million at December 31, 1998. Available for sale mortgage-backed securities decreased by $12.6 million to $75.8 million at March 31, 1999 from $88.4 million at December 31, 1998, offset by an increase in available for sale investment securities of $15.5 million to $32.4 million at March 31, 1999 from $16.9 million at December 31, 1998, as the Bank security purchases were concentrated in tax exempt securities during the first quarter rather than mortgage-backed securities. Further, investment securities purchases in the near-term will be classified as available for sale which will result in the reduction in investment securities held to maturity. Loans receivable increased $7.5 million due to the Bank's ability to increase mortgage loan originations resulting from higher levels of loan refinancings during a continued lower interest rate environment. In addition, premises and equipment increased $4.0 million or 179.3% to $6.2 million at March 31, 1999 from $2.2 million at December 31, 1998, as the Bank completed the purchase of a building for $4.0 million, to serve as an additional branch office and to house administrative operations. Refurbishment costs for this purpose are estimated to be an additional $2.2 million.

         The Bank's deposits, decreased by $10.0 million or 4.9% to $195.5 million at March 31, 1999, as customers withdrew deposits to purchase stock in the initial public offering, as well as pricing strategies designed to lower cost of funds. Borrowings increased $4.5 million or 13.8% to $37.0 million at March 31, 1999 from $32.6 million at December 31, 1998 as the Bank used borrowings in conjunction with deposit pricing strategies to generate additional income as part of its leveraging strategy. In addition, initial public offering subscriptions payable decreased $17.8 million due to the completion of the offering.

         Total equity increased $9.0 million to $26.4 million at March 31, 1999 primarily due to the completion of the initial public offering which provided net proceeds of $9.8 million in addition to net income of $181,000 for the quarter ended March 31, 1999, offset by $200,000 of unrealized losses on securities available for sale, net of taxes, and unearned ESOP stock of $574,000.


COMPARISON OF OPERATING RESULTS FOR THE PERIODS
ENDED MARCH 31, 1999 AND MARCH 31, 1998

         Net Income. Net income decreased $158,000 to $181,000 for the period ended March 31, 1999 as compared to $339,000 for the period ended March 31, 1998. Net income was lower primarily due to a decrease of $16,000 in net interest income as a result of an increase in total interest expense of $165,000, slightly offset by an increase in interest income of $149,000. In addition, there was an increase in loan loss provisions of $33,000 for the period ended March 31, 1999, as compared to the same period for 1998. Further, non-interest income declined $28,000 to $37,000 for the period ended March 31, 1999 as compared to $65,000 for the same period in 1998, while non-interest expense increased $235,000, to $1,136,000 from $901,000 for the same period to period comparison.

         Net Interest Income. Net interest income before provision for loan losses decreased by approximately $16,000 or 1.2% to $1.3 million for the period ended March 31, 1999. The decrease was primarily due to a decline in the average yield on interest earning assets (on a tax equivalent basis) of 44 basis points from 7.12% for the period ended March 31, 1998 to 6.68% for the same period ended 1999, offset by a decrease of 20 basis points in the average cost of interest bearing liabilities to 4.82% from 5.02% for the same period to period comparison.

         The Bank's interest rate spread, which is the difference between the yield on average interest earning assets less the cost of interest bearing liabilities, declined to 1.86% (on a tax equivalent basis) for the period ended March 31, 1999, from 2.10% for the period ended March 31, 1998. This was primarily attributed to higher prepayments on mortgage backed securities and loans receivable with the proceeds reinvested in lower yielding assets due to the general decline of market interest rates for these instruments. In addition, competitive pressure on the pricing of loans and deposits has resulted in a smaller interest rate spread. Competitive pressure in the future may further reduce the spread between asset yields and the cost of funds.

         Interest Income. Interest income increased to $4.1 million for the period ended March 31, 1999, from $3.9 million for the period ended March 31, 1998. The increase was due to higher average balances in loans receivable, available for sale securities and other interest earning assets, offset by a decrease in the average balance of securities held to maturity. The decrease in securities held to maturity was due to higher prepayments of held to maturity mortgage-backed securities. The increase in available for sale securities was due to classification of reinvested funds as available for sale. The average yield on interest earning assets (on a tax equivalent basis) decreased from 7.12% for the period ended March 31, 1998, to 6.68% for the period ended March 31, 1999, due to prepayment of higher coupon loans and mortgage-backed securities with reinvestment of proceeds into lower coupon instruments during a low interest rate environment with a flat yield curve.

         Interest on loans receivable increased by $ 38,000 or 1.8 % for the period ended March 31, 1999 as compared to the same period of one year ago. The increase was due to a $3.7 million or 3.5% increase in the average balance of loans receivable resulting from originations of new loans in excess of prepayments and amortization, offset by a decline in the average yield of 13 basis points from 7.90% for the period ended March 31, 1998 to 7.77% for the period ended March 31, 1999. The decrease in the average yield was due to lower interest rates on originated loans during the 1999 period and the prepayment/amortization of higher rate loans.

         Interest expense. Interest expense increased $165,000 or 6.4% to $2.7 million for the period ended March 31, 1999, as compared to $2.5 million for the same period last year. The increase was due to a $22.6 million increase in the average balance of interest bearing liabilities partially offset by a decrease of 20 basis points in the average cost of interest bearing liabilities. Interest expense on borrowed funds increased $251,000 mainly due to an increase in the average balance of $20.1 million from $13.8 million for the period ended March 31, 1998 compared to $33.9 million for the same period this year, offset by a decrease in the average cost of 58 basis points from 6.04% to 5.46% for the same periods. Interest expense on time deposits decreased $118,000 due to a decline in the average balances of time deposits of $2.0 million and a decrease in the average cost of 25 basis points. Interest expense on DDA accounts increased $12,000 due to an increase in the average balance of $2.6 million. Interest expense on savings deposits increased $14,000 as a result of an increase in the average balances of $1.1 million to $28.9 million for the period ended March 31, 1999 from $27.8 million for the prior period ended March 31, 1998 as well as an increase of 7 basis points in the average cost from 3.18% to 3.25% for the same periods.

         Provision for loan losses. The provision for loan losses increased $33,000, thereby increasing the allowance for loan losses to $858,000 for the period ended March 31, 1999. This increase in the allowance reflects the Bank's decision to provide for loan losses based on management's evaluation of the inherent risk in the Bank's loan portfolio, as well as management's evaluation of the general economic conditions in the Bank's market area, in addition to a comparison of loss experience at the Bank and loss experience and reserve levels at peer institutions. In addition, the allowance was increased as a result of the changing composition of the loan portfolio from single family mortgages to an increased emphasis on commercial real estate and consumer loans.

         Non-interest income. Non-interest income decreased by $28,000 to $37,000 for the period ended March 31, 1999, from $65,000 for the period ended March 31, 1998. This was primarily due to absence of gains on sales of securities and loans which totaled $29,000 for the period ended March 31, 1998.

         Non-interest expenses. Non-interest expenses increased by $235,000 to $1.1 million for the period ended March 31, 1999 from $901,000 for the same period ended 1998. The increase was primarily due to increases of $115,000 in salaries and benefits resulting from an increase in staff, increases in medical insurance rates, recognition of expenses for new benefit plans for senior executives and the Board of Directors, as well as normal salary and merit increases. Occupancy and equipment expenses increased $61,000 mostly attributable to increases in computer service expense of $36,000 resulting from an increase in account volumes and including $5,000 in year 2000 compliance costs. Other non-interest expense increased by $62,000 to $155,000 for the period ended March 31, 1999, from $93,000 for the period ended March 31, 1998. This increase was due to a $31,500 increase in professional fees resulting from the reorganization. In addition, appraisal and other loan underwriting expenses increased $15,000 due to an increase in loan origination volume, and seminar expenses were $9,000 higher due to costs associated with staff training and education.

         Income  Taxes.   Income  taxes  decreased  by  approximately   $154,000
primarily due to an increase in levels of tax exempt securities.

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

         The primary investing activities of the Bank are the origination of one-to-four-family residential and, to a lesser extent, commercial real estate and multi-family mortgage loans, and the purchase of mortgage-backed and mortgage-related and debt securities. During the three months ended March 31, 1999 and March 31, 1998, the Bank's disbursements for loan originations totaled $14.4 million and $4.5 million, respectively. Purchases of mortgage-backed, mortgage-related and debt securities totaled $15.8 million, and $21.6 million for the three months ended March 31, 1999 and March 31, 1998, respectively. In addition, the Bank purchases of premises and equipment totaled $4.0 million for the three months ended March 31, 1999 compared to $6,000 for the same period in 1998, as the Bank completed the purchase of a building to serve as an additional branch office and to house administrative operations. These activities were funded primarily by principal repayments and prepayments on loans, mortgage-backed and mortgage- related securities, debt securities, borrowings, and proceeds from the initial public offering. Proceeds from principal collected on mortgage-backed securities totaled $12.9 million for the three months ended March 31, 1999 as compared to $3.4 million for the same three months in 1998. The Bank experienced a net decrease in total deposits of $10.0 million for the three months ended March 31, 1999 compared to an increase of $4.0 million for the three months ended March 31, 1998. Deposit flows are affected by the level of market interest rates, as well as the interest rates and products offered by local competitors and the Bank and other factors.

         The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. On a longer term basis, the Bank invests in various lending products, mortgage-backed and mortgage-related and investment securities. The Bank may borrow funds from the Federal Home Loan Bank subject to certain limitations. Based on the level of qualifying collateral available to secure advances at March 31, 1999, the Bank's borrowing limit from the Federal Home Loan Bank was approximately $76.8 million, with unused borrowing capacity of $39.8 million at that date. Other sources of liquidity include borrowings under repurchase agreements and sales of available for sale securities.

         The Bank's most liquid assets are cash and cash equivalents, which include interest-bearing deposits and short-term highly liquid investments (such as federal funds sold) with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. At March 31, 1999 and March 31, 1998, cash and cash equivalents totaled $15.9 million and $18.4 million, respectively, which amounted to 6.1% and 7.9% of total assets at those dates.

         Loan commitments totaled $14.3 million at March 31, 1999, comprised of $6.1 million in one- to four-family loan commitments, $16,000 in construction loan commitments, $7.9 million in home equity loan commitments, and $302,000 in checking line of credit loan commitments. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

         Certificates of deposit which are scheduled to mature in less than one year from March 31, 1999 totaled $114.4 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

         At March 31, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $22.5 million, or 8.75% of adjusted assets, which is above the required level of $10.3 million, or 4.0% of adjusted assets and total risk-based capital of $23.4 million, or 23.08% of adjusted assets, which is above the required level of $8.1 million, or 8.0%.

         The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short term loans and investments with specific types of deposits and borrowings. Savings bank liquidity is normally considered in terms of the nature and mix of the banking institution's sources and uses of funds.

         Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Bank's liquidity, capital or operations nor is management aware of any current recommendation by regulatory authorities, which if implemented, would have such an effect.

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

         Our own computers. We expect to spend approximately $200,000 through December 31, 1999 to upgrade our computer system. We expect to capitalize this cost. This upgrade is expected to eliminate the year 2000 risk in our computers. We have not had any material costs to address this risk since December 31, 1998 and we do not expect to have material costs to address this risk area after March 31, 1999. At March 31, 1999, all of the estimated $200,000 had been capitalized. In addition to this $200,000, we expensed approximately $5,000 during the quarter ended March 31, 1999 in year 2000 compliance costs.

         Computers of others used by our borrowers. We have evaluated most of our borrowers and do not believe that the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. We believe that most of our residential borrowers are not dependent on their home computers for income and that none of our commercial borrowers are so large that a year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. As a result, we have not contacted residential borrowers concerning this issue and do not consider this issue in our residential loan underwriting process. We have been contacting our commercial borrowers with loans of $250,000 or more and we have been considering this issue during commercial loan underwriting. At March 31, 1999 these loans constituted $7.7 million or 86.5% of our $8.9 million commercial loan portfolio. We do not expect any material costs to address this risk area.

         Computers of others who provide us with data processing. Between November 1998 and February 1999, the Bank performed year 2000 testing with its primary third party service provider. Testing consisted of placing the Bank's computer system in a year 2000 environment and conducting typical banking transactions using critical 21st century dates, e.g., December 31, 1999, January 1, 2000, January 3, 2000, February 29, 2000, and March 1, 2000 (the year is a leap year). Interface testing between the Bank and the Federal Reserve's "Fedline" system also took place in the fourth quarter of 1998. These testing programs were fully successful, and the Bank management has every reason to believe that core data processing systems will function properly in the year 2000. However, delays, mistakes or failures could have a significant impact on our financial condition and results of operations.

         Contingency Plan. The Bank has developed a comprehensive year 2000 contingency program in accordance with FFIEC guidelines. While Bank management fully expects to be operational in a year 2000 environment, the contingency plan will guide Bank operations in the event that one or more core systems are not functioning.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.  Defaults Upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 25, 1999, the Registrant held its annual meeting of stockholders (the "Meeting"). At the Meeting, the sole stockholder of record, as of the January 4, 1999 voting record date, elected all nine directors and ratified the appointment of KPMG LLP as independent auditor for the fiscal year ending December 31, 1999 by a vote of 10,000 shares in favor and no shares voted against, abstain or withheld. The re-elected directors are Susan E. Naruk, Nelson Fiordalisi, Michael W. Azzara, Jerome Goodman, Bernard J. Hoogland, John Kandravy, Robert S. Monteith, John J. Repetto and Paul W. Thornwall.

Item 5.  Other Information

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      None.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIDGEWOOD FINANCIAL, INC.



Date: May 12, 1999                 By:  /s/ Susan E. Naruk
                                        ----------------------------------------
                                        Susan E. Naruk
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)
                                        (Duly Authorized Officer)



Date: May 12, 1999                 By:  /s/ John Scognamiglio
                                        ----------------------------------------
                                        John Scognamiglio
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and Chief
                                        Accounting Officer)