Form 10QSB
period 1999-06-30
RIDGEWOOD FINANCIAL INC
filed 1999-08-13
CIK 1068784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                   FORM 10-QSB


(Mark One)

[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999
                                    -------------

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

Number of shares of Common Stock outstanding as of August 2, 1999: 3,180,000


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

                            RIDGEWOOD FINANCIAL, INC.

                                    Contents
                                    --------

                                                                         Page(s)
                                                                         -------
PART I - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements..........................3

         Item 2.   Management's Discussion and Analysis .....................11

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings.........................................23

         Item 2.   Changes in Securities and Use of Proceeds.................23

         Item 3.   Defaults upon Senior Securities...........................23

         Item 4.   Submission of Matters to a Vote of Security Holders.......23

         Item 5.   Other Information.........................................23

         Item 6.   Exhibits and Reports on Form 8-K..........................23

         Signatures..........................................................24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Ridgewood Financial Inc.
                 Consolidated Statements of Financial Condition
                       June 30, 1999 and December 31, 1998
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                 June 30,                  December 31,
                                                                   1999                        1998
                                                                   ----                        ----
Assets:
Cash and due from banks                                   $          6,839           $            2,274
Federal funds sold                                                   4,900                       41,200
                                                            ---------------            -----------------
Cash and cash equivalents                                           11,739                       43,474
Investment securities:
Held to Maturity (fair value of $1,154 and $1,374
  at June 30, 1999 and December 31, 1998, respectively)              1,132                        1,354
Available for Sale                                                  30,944                       16,921
Mortgage-backed securities:
Held to Maturity (fair value of $10,090 and $11,409
  at June 30, 1999 and December 31, 1998, respectively)             10,160                       11,277
Available for Sale                                                  66,036                       88,390
Loans receivable, net                                              137,545                      107,021
Accrued interest receivable                                          1,664                        1,387
Premises and equipment, net                                          6,218                        2,218
Federal Home Loan Bank ("FHLB") stock, at cost                       2,622                        1,949
Other assets                                                         1,002                          742
                                                            ---------------            -----------------
     Total assets                                         $        269,062           $          274,733
                                                            ===============            =================

Liabilities And Stockholders' Equity
Deposits                                                           190,312                      205,529
Borrowed funds                                                      52,331                       32,557
Initial public offering subscriptions payable                            -                       17,809
Advances from borrowers for taxes and insurance                      1,080                          926
Accounts payable and other liabilities                                 428                          490
                                                            ---------------            -----------------
    Total liabilities                                              244,151                      257,311

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares,
  None issued and outstanding                                            -                            -
Common stock, $0.10 Par Value,
  Authorized Shares 10,000,000,
  Issued 3,180,000 in 1999 and none in 1998,
  Outstanding Shares 3,180,000 in 1999
    and none in 1998                                                   318                            -
Additional paid-in capital                                           9,428                            -
Retained earnings                                                   17,151                       17,693
Unallocated common stock owned by
  employee stock ownership plan                                       (915)                           -
Accumulated other comprehensive loss                                (1,071)                        (271)
                                                            ---------------            -----------------
Total stockholders' equity                                          24,911                       17,422
                                                            ---------------            -----------------
     Total Liabilities and Stockholders' Equity           $        269,062           $          274,733
                                                            ===============            =================

See accompanying notes to consolidated financial statements.

                            Ridgewood Financial, Inc.
                   Consolidated Statements of Income (Expense)
                        (In Thousands, Except Share Data)
                                  (Unaudited)

                                                                      Three Months Ended                     Year to Date
                                                                           June 30,                            June 30,
                                                                           --------                            --------
                                                                     1999            1998                1999            1998
                                                                     ----            ----                ----            ----
Interest Income:
    Loans receivable                                           $         2,283  $       2,081      $         4,390  $       4,150
    Investment securities                                                   12             55                   27            184
    Mortgage-backed securities                                             166            231                  343            481
    Securities available for sale                                        1,314          1,481                2,772          2,700
    Other                                                                  201            264                  508            512
                                                                 --------------   ------------       --------------   ------------
       Total interest income                                             3,976          4,112                8,040          8,027
                                                                 --------------   ------------       --------------   ------------

Interest Expense:
    Deposits                                                             2,177          2,415                4,468          4,792
    Borrowed funds                                                         576            314                1,033            520
                                                                 --------------   ------------       --------------   ------------
       Total interest expense                                            2,753          2,729                5,501          5,312
                                                                 --------------   ------------       --------------   ------------

       Net interest income                                               1,223          1,383                2,539          2,715

Provision for loan losses                                                   36            129                   72            132
                                                                 --------------   ------------       --------------   ------------
       Net interest income after provision for loan losses               1,187          1,254                2,467          2,583
                                                                 --------------   ------------       --------------   ------------

Noninterest income:
    Fees and service charges                                                39             31                   75             67
    (Loss) gain on sale of securities                                   (1,070)            16               (1,070)            24
    Gain on sale of loans                                                    -              -                    -             21
    Other                                                                    5              6                    6              6
                                                                 --------------   ------------       --------------   ------------
       Total noninterest income                                         (1,026)            53                 (989)           118
                                                                 --------------   ------------       --------------   ------------

Noninterest expenses:
    Salaries and benefits                                                  566            542                1,175          1,036
    Occupancy and equipment                                                295            301                  610            555
    Advertising and promotion                                               18             45                   45             76
    SAIF deposit insurance premium                                          33             30                   63             59
    Other expenses                                                         188            150                  343            243
                                                                 --------------   ------------       --------------   ------------
       Total noninterest expense                                         1,100          1,068                2,236          1,969
                                                                 --------------   ------------       --------------   ------------

       Income (loss) before income taxes (benefit) expense                (939)           239                 (758)           732
    Income taxes (benefit) expense                                        (415)            91                 (415)           245
                                                                 --------------   ------------       --------------   ------------
       Net (loss) income                                       $          (524) $         148      $          (343) $         487
                                                                 ==============   ============       ==============   ============

    (Loss) earnings per common share:
       Basic                                                   $         (0.17) $           -      $         (0.11) $           -
                                                                 ==============   ============       ==============   ============
       Diluted                                                 $         (0.17) $           -      $         (0.11) $           -
                                                                 ==============   ============       ==============   ============

    Weighted average shares outstanding:
       Basic                                                         3,089,872              -            3,113,803              -
       Diluted                                                       3,089,872              -            3,113,803              -

    See accompanying notes to consolidated financial statements.

                            Ridgewood Financial, Inc.
                      Consolidated Statements of Cash Flows
                     For the Six Months Ended June 30, 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                                  June 30,
                                                                                  --------
                                                                              1999        1998
                                                                              ----        ----
Cash flows from Operating Activities:
    Net (loss) income                                                     $      (343)$       487
    Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                                  109         100
    Amortization of loan fees                                                    (104)        (60)
    Premiums and discounts on mortgage-backed and
      investment securities                                                     1,827         416
    Proceeds from loan sales                                                        -         771
    Gain on sale of loans                                                           -         (21)
    Gain on sale of securities available for sale                                   -         (24)
    Provision for loan losses                                                      72         132
    Allocation of employee stock ownership shares                                  48           -
    Deferred income tax expense (benefit)                                          44        (118)
    (Increase) decrease in accrued interest receivable                           (277)        223
    Decrease in other assets, net                                                 143         215
    Decrease in initial public offering subscriptions payable                 (17,809)          -
    Increase in other liabilities                                                 (62)       (299)
                                                                            ----------  ----------
       Net cash provided by operating activities                              (16,352)      1,822
                                                                            ----------  ----------

Cash flows from investing activities:
    Net (increase) decrease in first mortgage loans                           (15,858)      1,803
    Purchase of 1st mortgage loans                                            (15,180)          -
    Net decrease (increase) in consumer loans                                     510        (787)
    Purchases of mortgage-backed securities available for sale                      -     (46,600)
    Principal collected on mortgage-backed securities                          22,167      11,669
    Purchases of investment securities available for sale                     (15,771)     (1,470)
    Proceeds from sales of securities available for sale                            -       7,022
    Maturities and calls of investment securities held to maturity                  -       6,976
    Maturities and calls of investment securities available for sale                -       9,700
    Principal collected on investment securities                                  201         175
    Purchases of premises and equipment                                        (4,109)        (37)
    Purchases of FHLB Stock                                                      (673)          -
    Proceeds from collection of loan fees                                          36           -
                                                                            ----------  ----------
      Net cash used in investing activities                                   (28,677)    (11,549)
                                                                            ----------  ----------

Cash flows from financing activities:
    Net (decrease) increase in passbook, NOW and money market
      accounts                                                                 (1,702)      5,010
    Net decrease in certificates of deposit                                   (13,515)       (297)
    Proceeds from borrowed funds                                               19,774      18,190
    Repayment of borrowed funds                                                     -      (9,040)
    Net proceeds from initial public offering                                   9,751           -
    Purchase of employee stock ownership plan stock                              (968)          -
    Capitalization of mutual holding company                                     (200)          -
    Net increase (decrease) in advances from
      borrowers for taxes and insurance                                           154          (6)
                                                                            ----------  ----------
      Net cash (used in) provided by financing activities                      13,294      13,857
                                                                            ----------  ----------
      Net (decrease) increase in cash and cash equivalents                    (31,735)      4,130
Cash and cash equivalents at beginning of period                               43,474      15,398
                                                                            ----------  ----------
Cash and cash equivalents at end of period                                $    11,739 $    19,528
                                                                            ==========  ==========

Supplemental disclosures of cash flow information
Cash payments for:
     Interest on deposits and borrowed funds                              $     5,532 $     5,344
     Income taxes                                                                  48         370
Non-cash transactions - writedown of securities                                 1,070           -


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

(4)      Investment Securities

The following is a summary of maturities of the investment securities as of June 30, 1999 and December 31, 1998 (in thousands):

                                                   June 30, 1999                                      December 31, 1998
                                    -----------------------------------------------     --------------------------------------------
                                                     (Unaudited)
                                      Securities held          Securities available        Securities held      Securities available
                                         to Maturity                for sale                   to Maturity            for sale
                                    ----------------------     --------------------     ---------------------   --------------------
                                     Amortized     Fair        Amortized     Fair       Amortized      Fair      Amortized    Fair
                                       Cost        Value          Cost       Value         Cost        Value       Cost       Value
                                    ----------    --------     ---------  ---------     ---------    --------    ---------  --------
Amounts maturing in:

Equity Securities                     $     --          --            8         26      $     --          --           8         30
One year or less                            44          44           --         --            58          58           -         --
After one year through five years           --          --        3,242      3,167            43          43       3,243      3,243
After five years through ten years         536         553        3,225      3,089           659         675         718        721
After ten years                            552         557       26,030     24,662           594         598      12,769     12,927
                                      --------       -----      -------     ------      --------      ------      ------    -------
                                      $  1,132       1,154       32,505     30,944      $  1,354       1,374      16,738     16,921
                                      ========       =====       ======     ======      ========      ======      ======    =======

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(5)     Mortgage-backed Securities

The following is a summary of maturities of the mortgaged-backed securities as of June 30, 1999 and December 31, 1998 (in thousands):


                                                     June 30, 1999                                   December 31, 1998
                                      ---------------------------------------------     ------------------------------------------
                                                      (Unaudited)
                                          Securities held      Securities available       Securities held    Securities available
                                            to Maturity             for sale                to Maturity            for sale
                                      ----------------------   --------------------     -------------------  ---------------------
                                      Amortized      Fair      Amortized    Fair        Amortized    Fair    Amortized     Fair
                                         Cost        Value       Cost      Value          Cost      Value      Cost        Value
                                      ----------   ---------   ---------  --------      ---------  --------  ---------    --------

Amounts maturing in:
One year or less                        $    --          --         49         49       $    --         --       709         708
After one year through five years           945         929      3,090      3,059            --         --     3,882       3,900
After five years through ten years          582         568     17,418     17,322         1,223      1,247    18,693      18,664
After ten years                           8,633       8,593     45,593     45,606        10,054     10,162    65,713      65,118
                                        -------      ------    -------     ------       -------     ------    ------      ------
                                        $10,160      10,090     66,150     66,036       $11,277     11,409    88,997      88,390
                                        =======      ======     ======     ======       =======     ======    ======      ======

(6)     Borrowed Funds

Borrowed funds at June 30, 1999 and December 31, 1998 are summarized as follows (in thousands):

                                June 30, 1999           December 31, 1998
                              ------------------     -----------------------
                                 (unaudited)
Advances from the FHLB         $          52,331      $               32,557
                              ==================     =======================

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and qualifying first mortgage loans. Advances at June 30, 1999 have maturity dates as follows: (in thousands)

                          June 30, 1999            Weighted Average Rate
                       -------------------         ---------------------
                                         (unaudited)
              1999     $            6,600                   5.22%
              2000                  2,650                   5.81
              2001                  2,000                   5.70
              2002                  4,200                   5.32
              2003                  5,500                   4.83
              2004                  3,000                   5.27
              2005                  2,000                   5.99
              2006                    531                   6.76
              2008                 16,000                   5.42
              2009                  9,850                   6.03
                       ------------------
                       $           52,331                   5.50%
                       ==================          ====================

(7)     Comprehensive (loss) income

Total comprehensive income for the three-month and six-month periods ended June 30 are as follows (in thousands):

                                                       Three Months Ended       Six Months Ended
                                                             June 30,               June 30
                                                       -------------------     -------------------
                                                        1999         1998        1999       1998
                                                       ------       ------     -------     -------
Net (loss) income                                    $  (524)        $ 148     $  (343)    $ 487
Change in unrealized gain on securities
 available for sale, net of taxes                       (600)         (546)       (800)     (330)
                                                      ------          ----      ------      ----
Comprehensive (loss) income                          $(1,124)        $(398)    $(1,143)    $ 157
                                                      ======          ====      ======      ====

(8)      Recent accounting pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. Statement No. 133 supersedes the disclosure requirements in Statements No. 80, 105 and 119. Statement of Financial Accounting Standards No. 137 deferred the effective date of this statement to fiscal years beginning after June 15, 2000. The adoption of Statement No. 133 is not expected to have a material impact on the financial position or results of the Company.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest income earned on assets, primarily loans, mortgage-backed securities, investments, and other interest earning assets less the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions, particularly those with respect to market interest rates, and policies of regulatory agencies. Furthermore, the Bank's lending activity is concentrated in loans secured by real estate in the Bank's market area and therefore the Bank's operations are affected by local market conditions. The results of operations are also influenced by non-interest income, including securities gains and losses, the level of non-interest expenses, such as employees' salaries and benefits, occupancy and equipment costs, non-interest income such as loan related fees and fees on deposit related services, and the Bank's provision for loan losses.


COMPARISON OF FINANCIAL CONDITION
AT JUNE 30, 1999 AND DECEMBER 31, 1998


         Total assets decreased by $5.7 million or 2.1% to $269.1 million at June 30, 1999 from $274.7 million at December 31, 1998. This decrease was primarily due to reduction in initial public offering subscriptions payable totaling $17.8 million due to acquisition of stock for stockholders and refunding of oversubscriptions. As a result, federal funds sold decreased $36.3 million to $4.9 million at June 30, 1999 from $41.2 million at December 31, 1998. Available for sale mortgage-backed securities decreased by $22.4 million to $66.0 million at June 30, 1999 from $88.4 million at December 31, 1998, offset by an increase in available for sale investment securities of $14.0 million to $30.9 million at June 30, 1999 from $16.9 million at December 31, 1998. During this period, the Bank's security purchases were concentrated in tax exempt securities during the period rather than mortgage-backed securities. Loans receivable increased $30.5 million due to the Bank's ability to increase mortgage loan originations resulting from higher levels of loan refinancings during a lower interest rate environment. In addition, the Bank completed a purchase of $15.2 million in residential mortgage loans during the second quarter. Further, premises and equipment increased $4.0 million or 180.3% to $6.2 million at June 30, 1999 from $2.2 million at December 31, 1998, as the Bank completed the purchase of a building for $4.0 million, to serve as an additional branch office and to house administrative operations. Refurbishment costs for this purpose are estimated to be an additional $2.3 million.

         The Bank's deposits, decreased by $15.2 million or 7.4% to $190.3 million at June 30, 1999, as deposits were withdrawn for purchases of the initial public offering as well as in response to the Bank's pricing strategies designed to lower cost of funds. Borrowings increased $19.8 million or 60.7% to $52.3 million at June 30, 1999 from $32.6 million at December 31, 1998 as the Bank used borrowings in conjunction with deposit pricing strategies to generate additional income as part of its leveraging strategy. In addition, initial public offering subscriptions payable decreased $17.8 million due to acquisition of stock for stockholders and refunding of oversubscriptions related to the stock offering.

         Total equity increased $7.5 million to $24.9 million at June 30, 1999 primarily due to the completion of the initial public offering which provided net proceeds of $9.7 million, offset by a net loss of $343,000 for the six months ended June 30, 1999, as well as $800,000 of unrealized losses on securities available for sale, net of taxes, and unearned ESOP stock of $915,000.



COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS
ENDED JUNE 30, 1999 AND JUNE 30, 1998


         Net Income. Net income decreased $830,000 to a net loss of $343,000 for the six months ended June 30, 1999 as compared to net income of $487,000 for the six months ended June 30, 1998. Net income was lower primarily due to a loss of $1.1 million recognized on the sale of available for sale mortgage backed securities. Continued high prepayment volume along with the increased premium amortization required thereby, have resulted in below-market yields on the Bank's CMO portfolio. Due to the low yields on these securities, and based upon the high level of prepayments, the Bank decided to liquidate the entire CMO portfolio with the proceeds to be reinvested in assets which are less susceptible to prepayment risk. The sale of the CMO portfolio occurred in July 1999 but the Bank recognized a writedown of the securities in June 1999 when the Bank made the decision to sell the CMO portfolio. Such writedown is included in loss on sale of securities in the income statement. In addition, there was a decrease of $176,000 in net interest income as a result of an increase in total interest expense of $189,000, slightly offset by an increase in interest income of $13,000. Further, there was a decrease in loan loss provisions of $60,000 for the six months ended June 30, 1999, as compared to the same period for 1998. Non-interest income declined $1.1 million primarily due to the loss recognized in the investment portfolio. Non-interest expense increased $267,000, to $2,236,000 from $1,969,000 for the same period to period comparison.

         Net Interest Income. Net interest income before provision for loan losses decreased by $176,000 or 6.5% to $2.5 million for the six months ended June 30, 1999. The decrease was primarily due to a decline in the average yield on interest earning assets (on a tax equivalent basis) of 33 basis points from 7.05% for the six months ended June 30, 1998 to 6.72% for the same period ended 1999, offset by a decrease of 22 basis points in the average cost of interest bearing liabilities to 4.75% from 4.97% for the same period to period comparison.

         The Bank's interest rate spread, which is the difference between the yield on average interest earning assets less the cost of interest bearing liabilities, declined to 1.97 % for the six months ended June 30, 1999, from
2.08 % for the six months ended June 30, 1998. This was primarily attributed to higher prepayments on mortgage backed securities, specifically the CMO portfolio, which required increased premium amortization resulting in below-market yields on these securities. Coupled with higher prepayments on loans receivable, these proceeds were reinvested in lower yielding assets due to the general decline of market interest rates for these instruments. In addition, competitive pressure on the pricing of loans and deposits has resulted in a smaller interest rate spread. Competitive pressure in the future may further reduce the spread between asset yields and the cost of funds.

         Interest Income. Interest income on a tax equivalent basis, increased to $8.3 million for the six months ended June 30, 1999, from $8.0 million for the six months ended June 30, 1998. The increase was due to higher average balances in loans receivable and available for sale securities, offset by a decrease in the average balance of securities held to maturity and other interest-earning assets. The average balance of securities held to maturity declined $7.9 million to $11.9 million for the six months ended June 30, 1999, from $19.8 million for the same six months in 1998. This decline was due to higher prepayments of held to maturity mortgage-backed securities, and the lack of any additions to this classification. The average balance of securities available for sale increased $20.8 million to $105.7 million for the six months ended June 30, 1999, from $84.9 million for the same prior period of one year ago. The increase in available for sale securities was due to classification of reinvested funds as available for sale. The average yield of interest earning assets (on a tax equivalent basis) decreased from 7.05% for the six months ended June 30, 1998, to 6.72% for the six months ended June 30, 1999, due to prepayment of higher coupon mortgage-backed securities and loans with reinvestment of proceeds into lower coupon instruments during a low interest rate environment with a flat yield curve.

         Interest on loans receivable increased by $240,000 or 5.8 % for the six months ended June 30, 1999 as compared to the same period of one year ago. The increase was due to a $10.9 million or 10.4% increase in the average balance of loans receivable resulting from originations of new loans in excess of prepayments and amortization as well as the purchase of $15.2 million in residential mortgage loans. The increase in the average balance of loans was offset by a decline in the average yield of 27 basis points from 7.87% for the six months ended June 30, 1998 to 7.60% for the six months ended June 30, 1999. The decrease in the average yield was due to lower interest rates on originated loans during the 1999 period and the prepayment/amortization of higher rate loans.

         Interest expense. Interest expense increased $189,000 or 3.6% to $5.5 million for the six months ended June 30, 1999, as compared to $5.3 million for the same period last year. The increase was due to a $19.9 million increase in the average balance of interest bearing liabilities partially offset by a decrease of 22 basis points in the average cost of interest bearing liabilities. Interest expense on borrowed funds increased $513,000 mainly due to an increase in the average balance of $20.5 million from $18.0 million for the six months ended June 30, 1998 compared to $38.5 million for the same period this year, offset by a decrease in the average cost of 36 basis points from 5.77% to 5.41% for the same periods. Interest expense on time deposits decreased $366,000 due to a decline in the average balances of time deposits of $4.5 million and a decrease in the average cost of 29 basis points. Interest expense on DDA accounts increased $16,000 due to an increase in the average balance of $2.3 million. Interest expense on savings deposits increased $19,000 as a result of a $1.1 million increase in the average balances to $29.2 million for the six month period ended June 30, 1999 from $28.0 million for the six month period ended June 30, 1998 as well as an increase of 4 basis points in the average cost from 3.16% to 3.20% for the same periods.

         Provision for loan losses. The provision for loan losses decreased $60,000, to $72,000 for the six months ended June 30, 1999, as compared to $132,000 for the six months ended June 30, 1998. The provision thereby increases the allowance for loan losses to $894,000 at June 30, 1999. The decrease was due to the decision in the prior comparable period to raise the allowance for loan losses with a charge of $126,000, primarily as a result of management's review of the risk inherent in the loan portfolio, based in part on a comparison of loss experience at the Bank, loss experience and reserve levels at peer institutions, and the changing proportion of commercial real estate and consumer loans relative to single family mortgages in the overall loan portfolio.

         Non-interest income. Non-interest income decreased by $1.1 million to a net loss of $989,000 for the six months ended June 30, 1999, from $118,000 for the six months ended June 30, 1998. This was primarily due to recognition of a net loss of

$1.1 million in the available for sale securities portfolio for the six months ended June 30, 1999 as compared to a gains of $45,000 on the sale of securities and loans for same six month period of one year ago. High prepayments along with the required increase in premium amortization resulted in below market yields on the Bank's CMO securities. Due to the low yields on these securities and based upon the high level of prepayments, the Bank decided to liquidate the entire CMO portfolio. The proceeds are to be reinvested in assets which are less susceptible to prepayment risk. The sale of the CMO portfolio occurred in July 1999 but the Bank recognized a writedown of the securities in June 1999 when the Bank made the decision to sell the CMO portfolio.

         Non-interest expenses. Non-interest expenses increased by $267,000 to $2.2 million for the six months ended June 30, 1999 from $2.0 million for the same period ended June 30, 1998. The increase was primarily due to increases of $139,000 in salaries and benefits resulting from an increase in staff, increases in medical insurance rates, as well as normal salary and merit increases. Occupancy and equipment expenses increased $55,000 mostly attributable to increases in computer service expense of $58,000 resulting from an increase in account volumes and including $5,000 in year 2000 compliance costs. Other non-interest expense increased by $100,000 to $343,000 for the six months ended June 30, 1999, from $243,000 for the six months ended June 30, 1998. This increase was mainly due to a $57,800 increase in professional fees resulting from the mutual holding company reorganization. In addition, appraisal and other loan underwriting expenses increased $23,500 due to an increase in loan origination volume, and seminar expenses were $5,000 higher due to costs associated with staff training and education.

         Income Taxes. The Bank has an income tax benefit of $415,000 for the six months ended June 30, 1999 as compared to income tax expense of $245,000 for the comparable prior year period. The benefit for the current period is due to the loss recognized in the available for sale securities as discussed above and an increase in levels of tax exempt securities.



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998


         Net Income. Net income decreased $672,000 due to a net loss of $524,000 for the three months ended June 30, 1999 as compared to net income of $148,000 for the three months ended June 30, 1998. Net income was lower primarily due to a loss of $1.1 million recognized on the sale of available for sale mortgage backed securities. Continued high prepayment volume along with the increased premium amortization required thereby, have resulted in below-market yields on the Bank's CMO portfolio.

Due to the low yields on these securities, and based upon the high level of prepayments, the Bank decided to liquidate the entire CMO portfolio with the proceeds to be reinvested in assets which are less susceptible to prepayment risk. The sale of the CMO portfolio occurred in July 1999 but the Bank recognized a writedown of the securities in June 1999 when the Bank made the decision to sell the CMO portfolio. Such writedown is included in loss on sale of securities in the income statement. In addition, there was a decrease of $160,000 in net interest income for the three months ended June 30, 1999, as a result of a decline in interest income of $136,000 and an increase in total interest expense of $24,000. Further, there was a decrease in loan loss provisions of $93,000 for the three months ended June 30, 1999, as compared to the same period for 1998. Non-interest income declined $1.1 million primarily due to the loss recognized in the investment portfolio. Non-interest expense increased $32,000 to $1,100,000 from $1,068,000 for the same three month period to period comparison.

         Net Interest Income. Net interest income before provision for loan losses decreased by $160,000 or 11.6% to $1.2 million for the three months ended June 30, 1999. The decrease was primarily due to a decline in the average yield on interest earning assets (on a tax equivalent basis) of 47 basis points from 7.02% for the period ended June 30, 1998 to 6.55% for the same period ended 1999, offset by a decrease of 32 basis points in the average cost of interest bearing liabilities to 4.69% from 5.01% for the same period to period comparison.

         The Bank's interest rate spread, which is the difference between the yield on average interest earning assets less the cost of interest bearing liabilities, declined to 1.86 % for the three months ended June 30, 1999, from
2.01 % for the same three month period in 1998. This was primarily attributed to higher prepayments on mortgage backed securities, specifically the CMO portfolio, which required increased premium amortization resulting in below-market yields on those securities. During the same period, albeit to a lesser extent, higher prepayments on loans receivable resulted in the proceeds reinvested in lower yielding assets due to the general decline of market interest rates for these instruments. In addition, competitive pressure on the pricing of loans and deposits has resulted in a smaller interest rate spread. Competitive pressure in the future may further reduce the spread between asset yields and the cost of funds.

         Interest Income. Interest income decreased to $4.0 million for the three months ended June 30, 1999, from $4.1 million for the three months ended June 30, 1998. The decrease was primarily attributed to a decline of 131 basis points on the average yield of securities available for sale and to a lesser extent, a decline of 52 basis points on the average yield of loans receivable. For the three months ended June 30, 1999 the average yield of securities available for sale decreased 131 basis points, to 5.25%, from 6.56%, offset by an increase in the average balance from $90.6 million for the three months ended June 30, 1998, to $103.9 million for the same three months ended June 30, 1999. The decline in yield was mainly attributable to the high prepayments experienced in the CMO sector of the portfolio, along with the increased premium amortization required thereby, resulting in below-market yields on the CMO portfolio. During the three month period ended June 30, 1999, the average yield of loans receivable decreased to 7.45%, from 7.97% for the three months ended June 30, 1998, offset by an increase in the average balance to $122.9 million from $104.8 million. The decrease in securities held to maturity of $9.6 million was due to higher prepayments of held to maturity mortgage-backed securities. The increase in available for sale securities was due to classification of reinvested funds as available for sale.

         Interest on loans receivable increased by $202,000 or 9.7 % for the three months ended June 30, 1999 as compared to the same period of one year ago. The increase was due to an $18.1 million or 17.3% increase in the average balance of loans receivable resulting from originations of new loans in excess of prepayments and amortization as well as the purchase of $15.2 million in residential mortgage loans, offset by a decline in the average yield of 52 basis points from 7.97% for the three months ended June 30, 1998 to 7.45% for the three month period ended June 30, 1999. The decrease in the average yield was due to lower interest rates on originated loans during the 1999 period and the prepayment/amortization of higher rate loans.

         Interest expense. Interest expense increased $24,000 or 1%, to $2,753,000 for the three months ended June 30, 1999, as compared to $2,729,000 for the same period last year. The increase was due to a $17.0 million increase in the average balance of interest bearing liabilities partially offset by a decrease of 32 basis points in the average cost of interest bearing liabilities. Interest expense on borrowed funds increased $262,000 mainly due to an increase in the average balance of $20.8 million from $22.1 million for the period ended June 30, 1998 compared to $43.0 million for the same period this year, offset by a decrease in the average cost of 31 basis points from 5.69% to 5.38% for the same periods. Interest expense on time deposits decreased $248,000 due to a decline in the average balances of time deposits of $6.9 million and a decrease in the average cost of 42 basis points. Interest expense on DDA accounts increased $4,000 due to an increase in the average balance of $1.7 million. Interest expense on savings deposits increased $5,000 as a result of an increase in the average balances of $1.1 million to $29.4 million for the three month period ended June 30, 1999 from $28.3 million for the three month period ended June 30, 1998, slightly offset by a decrease of 5 basis points in the average cost from 3.19% to 3.14% for the same periods.

         Provision for loan losses. The provision for loan losses decreased $93,000, to $36,000 for the three months ended June 30, 1999, as compared to $129,000 for the three months ended June 30, 1998. The provision thereby increases the allowance for loan losses to $894,000 at June 30, 1999. The decrease was due to the decision in the prior comparable period to raise the allowance for loan losses with a charge of $126,000, primarily as a result of management's review of the risk inherent in the loan portfolio, based in part on a comparison of loss experience at the Bank, loss experience and reserve levels at peer institutions, and the changing proportion of commercial real estate and consumer loans relative to single family mortgages in the overall loan portfolio.

         Non-interest income. Non-interest income decreased by $1.1 million to a net loss of $1,026,000 for the three months ended June 30, 1999, from $53,000 for the three months ended June 30, 1998. This was primarily due to recognition of a net loss of $1.1 million in the available for sale securities for the three months ended June 30, 1999 as compared to a gain of $16,000 for the comparable prior year period. High prepayments along with the required increase in premium amortization resulted in below market yields on the Bank's CMO securities. Due to the low yields on these securities and based upon the high level of prepayments, the Bank decided to liquidate the entire CMO portfolio. The proceeds are to be reinvested in assets which are less susceptible to prepayment risk. The sale of the CMO portfolio occurred in July 1999 but the Bank recognized a writedown of the securities in June 1999 when the Bank made the decision to sell the CMO portfolio.

         Non-interest expenses. Non-interest expenses increased by $32,000 to $1,100,000 for the three months ended June 30, 1999 from $1,068,000 for the same three month period ended 1998. The increase was primarily due to increases of $24,000 in salaries and benefits resulting from an increase in staff, increases in medical insurance rates, as well as normal salary and merit increases. Occupancy and equipment expenses decreased $6,000 and other non-interest expense increased by $38,000 to $188,000 for the three months ended June 30, 1999, from $150,000 for the three months ended June 30, 1998. This increase was due to a $20,400 increase in professional fees resulting from the mutual holding company reorganization. In addition, appraisal and other loan underwriting expenses increased $18,400 due to an increase in loan origination volume.

         Income Taxes. The Bank has an income tax benefit of $415,000 for the three months ended June 30, 1999 as compared to income tax expense of $91,000 for the comparable prior year period. The benefit for the current period is due to the loss recognized in the available for sale securities as discussed above and an increase in levels of tax exempt securities.

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

         The primary investing activities of the Bank are the origination of one-to-four-family residential and, to a lesser extent, commercial real estate and multi-family mortgage loans, and the purchase of mortgage-backed and mortgage-related and debt securities. During the six months ended June 30, 1999 and June 30, 1998, the Bank's disbursements for loan originations and loan purchases totaled $ 47.2 million and $10.2 million, respectively. Purchases of mortgage-backed, mortgage-related and debt securities totaled $15.8 million, and $48.1 million for the six months ended June 30, 1999 and June 30, 1998 respectively. In addition, purchases of premises and equipment totaled $4.1 million for the six months ended June 30, 1999 compared to $37,000 for the same period in 1998, as the Bank completed the purchase of a building to serve as an additional branch office and to house administrative operations. These activities were funded primarily by principal repayments and prepayments on loans, mortgage-backed and mortgage-related securities, debt securities, borrowings, and proceeds from the initial public offering. Proceeds from principal collected on mortgage-backed securities totaled $22.2 million for the six months ended June 30, 1999 as compared to $11.7 million for the same six months in 1998. The Bank experienced a net decrease in total deposits of $15.2 million for the six months ended June 30, 1999 compared to an increase of $4.7 million for the six months ended June 30, 1998, as deposits were withdrawn for purchases of the initial public offering and pricing strategies were designed to lower cost of funds. Deposit flows are affected by the level of market interest rates, as well as the interest rates and products offered by local competitors and the Bank and other factors.

         The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. On a longer term basis, the Bank invests in various lending products, mortgage-backed and mortgage-related and investment securities. The Bank may borrow funds from the Federal Home Loan Bank subject to certain limitations. Based on the level of qualifying collateral available to secure advances at June 30, 1999, the Bank's borrowing limit from the Federal Home Loan Bank was approximately $79.7 million, with unused borrowing capacity of $59.9 million at that date. Other sources of liquidity include borrowings under repurchase agreements and sales of available for sale securities.

         The Bank's most liquid assets are cash and cash equivalents, which include interest-bearing deposits and short-term highly liquid investments (such as federal funds sold) with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 1999 and December 31, 1998, cash and cash equivalents totaled $11.7 million and $43.5 million, respectively, which amounted to 4.3% and 15.8% of total assets at those dates.

         Loan commitments totaled $17.7 million at June 30, 1999, comprised of $7.1 million in one- to- four-family loan commitments, $1.5 million in construction loan commitments, $8.8 million in home equity loan commitments, and $338,000 in checking line of credit loan commitments. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

         Certificates of deposit which are scheduled to mature in less than one year from June 30, 1999 totaled $103.5 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

         At June 30, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $22.0 million, or 8.49% of adjusted assets, which is above the required level of $10.6 million, or 4.0% of adjusted assets and total risk-based capital of $22.9 million, or 21.0% of adjusted assets, which is above the required level of $8.8 million, or 8.0%.

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

Year 2000 Evaluation

Rapid and accurate data processing is essential to the Bank's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timers, electronic door lock and heating, ventilation and air conditioning controls). The Bank has examined all of its non-information technology systems and has either received certifications of year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the year 2000. The Bank expects to further test the systems it controls and receive third party certification, where appropriate, that they will continue to function. The Bank does not expect any material costs to address its non-information technology systems and has not had any material costs to date. The Bank has determined that the information technology systems it uses have substantially more year 2000 risk than the non-information technology systems it uses. The Bank has evaluated its information technology systems risk in three areas: (1) our own computers,
(2) computers of others used by our borrowers, and (3) computers of others who provide us with data processing. The bank is currently in its implementation stage, which includes incorporating all necessary changes to become year 2000 compliant.

Our own computers. We expect to spend approximately $200,000 through December 31, 1999 to upgrade our computer system. At June 30, 1999, all such costs have been capitalized and the Bank does not expect to incur any additional material costs.

Computers of others used by our borrowers. We have evaluated most of our borrowers and do not believe that the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. We believe that most of our residential borrowers are not dependent on their home computers for income and that none of our commercial borrowers are so large that a year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. As a result, we have not contacted residential borrowers concerning this issue and do not consider this issue in our residential loan underwriting process. We have been contacting our commercial borrowers with loans of $250,000 or more and we have been considering this issue during commercial loan underwriting. At June 30, 1999 these loans constituted $5.9 million or 78.7% of our $7.5 million commercial loan portfolio. We do not expect any material costs to address this risk area.

Computers of others who provide us with data processing. Between November 1998 and February 1999, the Bank performed year 2000 testing with its primary third party service provider. Testing consisted of placing the Bank's computer system in a year 2000 environment and conducting typical banking transactions using critical 21st century dates, e.g., December 31, 1999, January 1, 2000, January 3, 2000, February 29, 2000, and March 1, 2000 (the year is a leap year).
Interface testing between the Bank and the Federal Reserves "Fedline" system also took place in the fourth quarter of 1998. These testing programs were fully successful, and the Bank management has every reason to believe that core data processing systems will function properly in the year 2000. However, delays, mistakes or failures could have a significant impact on our financial condition and results of operations.

Contingency Plan. The Bank has developed a comprehensive Contingency and Business Resumption Plan in accordance with FFIEC guidelines. This plan was approved by the Board in July 1999. While Bank management fully expects to be operational in a year 2000 environment, the contingency plan will guide Bank operations in the event that one or more of our computer core systems are not functioning. The activities addressed in the plan include remediation contingency planning intended to mitigate any risks associated with unforeseen system glitches, system failure, increased demands for cash, or processes outside the Bank's control. The remainder of 1999 will be used to further validate the plan.

The Bank continues to focus on public awareness by providing customers, shareholders, and employees with timely information on the Bank's state of preparedness for the year 2000. These efforts include employee awareness meetings, talking points for bank staff, customer brochures, and a special section on the bank's website.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.  Defaults Upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5.  Other Information

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      None.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIDGEWOOD FINANCIAL, INC.



Date: August 13, 1999              By:  /s/ Susan E. Naruk
                                        ----------------------------------------
                                        Susan E. Naruk
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)
                                        (Duly Authorized Officer)



Date: August 13, 1999              By:  /s/ John Scognamiglio
                                        ----------------------------------------
                                        John Scognamiglio
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and Chief
                                        Accounting Officer)