Form 10QSB
period 1999-09-30
RIDGEWOOD FINANCIAL INC
filed 1999-11-09
CIK 1068784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999
                                    ------------------

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

                       YES      X               NO
                              -----                 -----

      Number of shares of Common Stock outstanding as of         :
                                                         -------   --------

Transitional Small Business Disclosure Format (check one)

                       YES                      NO    X
                              -----                 -----

                            RIDGEWOOD FINANCIAL, INC.

                                    Contents
                                    --------

                                                                                                           Page(s)
                                                                                                           -------
PART I - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements...........................................................1

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operation................................................................... 7

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..........................................................................18

         Item 2.   Changes in Securities and Use of Proceeds..................................................18

         Item 3.   Defaults upon Senior Securities............................................................18

         Item 4.   Submission of Matters to a Vote of Security Holders........................................18

         Item 5.   Other Information..........................................................................18

         Item 6.   Exhibits and Reports on Form 8-K...........................................................18

         Signatures...........................................................................................19


                         Ridgewood Financial Inc.
                 Consolidated Statements of Financial Condition
                               September 30, 1999
                        (In Thousands, Except Share Data)

                                                                       September 30,              December 31,
                                                                           1999                      1998
                                                                      --------------             --------------
Assets:                                                                (unaudited)
Cash and due from banks                                             $         12,157           $          2,274
Federal funds sold                                                             4,900                     41,200
                                                                      --------------             --------------
Cash and cash equivalents                                                     17,057                     43,474
Investment securities:
  Held to Maturity (fair value of $986 and $1,374
    at September 30, 1999 and December 31, 1998, respectively)                   991                      1,354
  Available for Sale                                                          41,096                     16,921
Mortgage-backed securities:
  Held to Maturity (fair value of $17,744 and $11,409
    at September 30, 1999 and December 31, 1998, respectively)                17,954                     11,277
  Available for Sale                                                          30,304                     88,390
Loans receivable, net                                                        148,931                    107,021
Accrued interest receivable                                                    1,690                      1,387
Premises and equipment, net                                                    6,338                      2,218
Federal Home Loan Bank ("FHLB") stock, at cost                                 2,622                      1,949
Other assets                                                                   1,317                        742
                                                                      ==============            ===============
     Total assets                                                   $        268,300           $        274,733
                                                                      ==============            ===============
Liabilities And Stockholders' Equity
Deposits                                                                     193,619                    205,529
Borrowed funds                                                                48,707                     32,557
Initial public offering subscriptions payable                                      -                     17,809
Advances from borrowers for taxes and insurance                                1,012                        926
Accounts payable and other liabilities                                           320                        490
                                                                      --------------            ---------------
    Total liabilities                                                        243,658                    257,311

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares,
  None issued and outstanding                                                      -                          -
Common stock, $0.10 Par Value,
  Authorized  Shares  10,000,000,
  Issued 3,180,000 in 1999 and none in 1998,
  Outstanding Shares 3,180,000 in 1999
    and none in 1998                                                             318                          -
Additional paid-in capital                                                     9,428                          -
Retained earnings                                                             17,470                     17,693
Unallocated common stock owned by
  employee stock ownership plan                                                 (915)                         -
Accumulated other comprehensive loss                                          (1,659)                      (271)
                                                                      --------------            ---------------
Total stockholders' equity                                                    24,642                     17,422
                                                                      --------------            ---------------
     Total Liabilities and Stockholders' Equity                     $        268,300           $        274,733
                                                                      ==============            ===============


See accompanying notes to consolidated financial statements.

                            Ridgewood Financial, Inc.
                   Consolidated Statements of Income (Expense)
                        (In Thousands, Except Share Data)

                                                                     Three Months Ended                     Year to Date
                                                                        September 30,                       September 30,
                                                              -------------------------------      ------------------------------
                                                                     1999            1998                1999            1998
                                                              ----------------  -------------      ---------------  -------------
                                                                         (unaudited)                         (unaudited)
Interest Income:
    Loans receivable                                             $       2,633   $      2,104      $         7,023  $       6,254
    Investment securities                                                   38            448                   65            632
    Mortgage-backed securities                                             224            199                  567            680
    Investment and mortgage-backed securities available for sale           963          1,114                3,735          3,814
    Other                                                                  463            287                  971            799
                                                                 -------------   ------------       --------------   ------------
       Total interest income                                             4,321          4,152               12,361         12,179
                                                                 -------------   ------------       --------------   ------------
Interest Expense:
    Deposits                                                             2,166          2,445                6,634          7,237
    Borrowed funds                                                         725            361                1,758            881
                                                                 -------------   ------------       --------------   ------------
       Total interest expense                                            2,891          2,806                8,392          8,118
                                                                 -------------   ------------       --------------   ------------
       Net interest income                                               1,430          1,346                3,969          4,061
Provision for loan losses                                                   15             36                   87            168
                                                                 -------------   ------------       --------------   ------------
       Net interest income after provision for loan losses               1,415          1,310                3,882          3,893
                                                                 -------------   ------------       --------------   ------------
Noninterest income:
    Fees and service charges                                                40             38                  115            105
    Gain (loss) on sale of securities                                        1              -               (1,069)            24
    Gain on sale of loans                                                    -              -                    -             21
    Other                                                                    -              1                    6              7
                                                                 -------------   ------------       --------------   ------------
       Total noninterest income                                             41             39                 (948)           157
                                                                 -------------   ------------       --------------   ------------
Noninterest expenses:
    Salaries and benefits                                                  590            563                1,765          1,599
    Occupancy and equipment                                                309            359                  919            914
    Advertising and promotion                                               34             36                   79            112
    SAIF deposit insurance premium                                          28             30                   91             89
    Other expenses                                                         146            121                  489            364
                                                                 -------------   ------------       --------------   ------------
       Total noninterest expense                                         1,107          1,109                3,343          3,078
                                                                 -------------   ------------       --------------   ------------
       Income (loss) before income taxes (benefit) expense                 349            240                 (409)           972
    Income taxes expense (benefit)                                          31             59                 (384)           304
                                                                 =============   ============       ==============   ============
       Net income (loss)                                         $         318   $        181      $           (25) $         668
                                                                 =============   ============       ==============   ============
    Earnings per common share:
       Basic                                                     $        0.10   $          -      $         (0.01) $           -
                                                                 =============   ============       ==============   ============
       Diluted                                                   $        0.10   $          -      $         (0.01) $           -
                                                                 =============   ============       ==============   ============
    Weighted average shares outstanding:
       Basic                                                         3,072,660              -            3,099,626              -
       Diluted                                                       3,072,660              -            3,099,626              -

    See accompanying notes to consolidated financial statements.

                            Ridgewood Financial, Inc.
                      Consolidated Statements of Cash Flows
                   For the Nine Months Ended September 30, 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                              September 30,
                                                                        -------------------------
                                                                           1999           1998
                                                                        -----------   -----------
Cash flows from Operating Activities:
    Net (Loss) Income                                                   $      (25)   $       668
    Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                               161            150
    Amortization of loan fees                                                 (172)           (60)
    Premiums and discounts on mortgage-backed and
      investment securities                                                  2,007            751
    Proceeds from loan sales                                                     -            771
    Gain on sale of loans                                                        -            (21)
    Loss on sale of fixed assets                                                 -             77
    Loss(gain) on sale of securities available for sale                      1,069            (24)
    Provision for loan losses                                                   87            168
    Deferred income tax expense                                                 44            138
    (Increase) decrease in accrued interest receivable                        (303)           230
    Decrease (increase) in other assets, net                                   158           (170)
    Decrease in initial public offering subscriptions payable              (17,809)             -
    Increase in other liabilities                                             (170)          (169)
                                                                          --------     ----------
       Net cash (used in) provided by operating activities                 (14,953)         2,509
                                                                          --------     ----------
Cash flows from investing activities:
    Net (increase) decrease in first mortgage loans                        (25,001)           843
    Purchase of first mortgage loans                                       (15,180)             -
    Net increase in consumer loans                                          (1,684)          (717)
    Purchases of mortgage-backed securities available for sale                (936)       (64,982)
    Purchases of mortgage-backed securities held to maturity                (8,247)             -
    Principal collected on mortgage-backed securities                       19,013         20,178
    Proceeds from sales of mortgage-backed securities                       39,089              -
    Purchases of investment securities available for sale                  (30,305)        (5,649)
    Proceeds from sales of securities available for sale                     3,410         10,522
    Proceeds from sales of securities held to maturity                           -          7,476
    Maturities and calls of investment securities available for sale             -         12,200
    Principal collected on investment securities                               332            289
    Purchases of premises and equipment                                     (4,281)          (160)
    Purchases of FHLB Stock                                                   (673)             -
    Proceeds from collection of loan fees                                       40            (18)
    Allocation of employee stock ownership shares                               48              -
                                                                          --------     ----------
      Net cash used in investing activities                                (24,375)       (20,018)
                                                                          --------     ----------
Cash flows from financing activities:
    Net increase in passbook, NOW and money market
      accounts                                                               1,326          2,647
    Net (decrease) increase in certificates of deposit                     (13,234)         1,850
    Proceeds from borrowed funds                                            16,150         30,225
    Repayment of borrowed funds                                                  -        (13,612)
    Net proceeds from initial public offering                                9,751              -
    Purchase of employee stock ownership plan stock                           (968)             -
    Capitalization of mutual holding company                                  (200)             -
    Net increase (decrease) in advances from borrowers for taxes
      and insurance                                                             86            (75)
                                                                          --------     ----------
      Net cash provided by financing activities                             12,911         21,035
                                                                          --------     ----------
      Net (decrease) increase in cash and cash equivalents                 (26,417)         3,526
Cash and cash equivalents at beginning of period                            43,474         15,398
                                                                          ========     ==========
Cash and cash equivalents at end of period                              $   17,057    $    18,924
                                                                          ========     ==========
Supplemental disclosures of cash flow information

Cash payments for:
     Interest on deposits and borrowed funds                            $    8,425    $     8,177
     Income taxes                                                               49            484


    See accompanying notes to consolidated financial statements.

                            RIDGEWOOD FINANCIAL, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated statements financial condition, statements of income and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated statements of income are not necessarily indicative of results which may be expected for the entire year or any other period. The condensed financial statements as of and for the three and nine month period ended September 30, 1999 and 1998, include the accounts of Ridgewood Savings Bank of New Jersey (the "Bank") which as discussed in Note 2, became the wholly owned subsidiary of Ridgewood Financial, Inc. (the "Company") on January 7, 1999. The Company's business is conducted principally through the Bank.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed unaudited financial statement be read in conjunction with the Form 10-KSB for the year ended December 31, 1998.

(2)      Conversion and Reorganization

         On January 7, 1999, the Bank completed its reorganization and stock issuance("Plan of Reorganization and Stock Issuance"). In connection with the Plan of Reorganization and Stock Issuance, the Company, a New Jersey chartered corporation, sold 1,474,600 shares (or 47%) of its common stock in a subscription offering at $7.00 per share and issued the remaining 53% to Ridgewood Financial MHC (the "MHC"). Upon completion of these transactions, the Bank became the wholly owned subsidiary of the Company. The Company became the wholly owned subsidiary of the MHC.

         Gross proceeds from the stock issuance of $10.5 million were reduced by $700,000 in subscription related expenses and $200,000 initial capital for the MHC, leaving net proceeds of the offering of $9.7 million. Of the net proceeds, the Company contributed approximately $4.8 million to the Bank in exchange for all of its outstanding common stock.

(3)      Employee Stock Ownership Plan

         An employee stock ownership plan (the "ESOP") was established January 1, 1998 for the exclusive benefit of participating employees of the Bank. Participating employees are employees who have completed one year of service with the Bank and have attained the age of 21. Upon completion of the Plan of Reorganization and Stock Issuance, the ESOP acquired 8% of the total shares (119,568 shares) issued in the subscription offering. The purchase was funded through a loan obtained from the Company. The loan is expected to be repaid over a term of ten years at an annual interest rate equal to the prevailing prime interest rate. The loan is secured by the shares purchased and earnings of the ESOP assets.

         When a principal payment is made on the loan, a pro-rata number of shares will be allocated to the eligible employees in accordance with the provisions of the ESOP. The outstanding principal balance of the ESOP loan will be treated as a reduction in stockholders' equity. ESOP shares scheduled to be released at the ESOP's year end will be included as shares outstanding for calculation of earnings per share on a pro-rata basis throughout the year.

(4)      Earnings Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.

Diluted net income per common share is computed by dividing net income by weighted average number of shares outstanding, as adjusted for the assumed exercise of options for common stock, using the treasury stock method.

(5)      Investment Securities

The following is a summary of maturities of the investment securities as of September 30, 1999 and December 31, 1998 (in thousands):

                                           September 30, 1999                           December 31, 1998
                               -------------------------------------------    ---------------------------------------
                                              (Unaudited)
                                   Securities             Securities              Securities          Securities
                                held to maturity       available for sale      held to maturity    available for sale
                               -------------------    --------------------    ------------------   ------------------
                               Amortized    Fair      Amortized     Fair      Amortized   Fair     Amortized   Fair
                                 Cost       Value       Cost        Value       Cost      Value      Cost      Value
                               ---------   -------    ---------    -------    ---------  -------   ---------  -------
Amounts maturing in:
  Equity Securities                $   -         -            8         25      $     -        -           8       30

  One year or less                     -         -        3,035      3,033           58       58           -        -

  After one year through
  five years                           -         -       15,386     15,232           43       43       3,243    3,243

  After five years through
  ten years                          461       455        2,245      2,133          659      675         718      721

  After ten years                    530       531       22,861     20,673          594      598      12,769   12,927
                               ---------   -------    ---------    -------    ---------  -------   ---------  -------
                                   $ 991       986       43,535     41,096      $ 1,354    1,374      16,738   16,921
                               =========   =======    =========    =======    =========  =======   =========  =======


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(6)      Mortgage-backed Securities

The following is a summary of maturities of the mortgaged-backed securities as of September 30, 1999 and December 31, 1998 (in thousands):

                                             September 30, 1999                              December 31, 1998
                               ----------------------------------------------    -------------------------------------------
                                                 (Unaudited)
                                      Securities             Securities              Securities              Securities
                                   held to maturity       available for sale      held to maturity       available for sale
                               ----------------------    --------------------    --------------------   --------------------
                               Amortized       Fair      Amortized     Fair      Amortized     Fair     Amortized     Fair
                                 Cost          Value       Cost        Value       Cost        Value      Cost        Value
                               ---------      -------    ---------    -------    ---------    -------   ---------    -------
Amounts maturing in:
  One year or less               $     -           -          154        157      $     -          -         708        708

  After one year through
  five years                         942         923        3,318      3,298            -          -       3,882      3,900

  After five years through
  ten years                        2,487       2,456       20,370     20,209        1,223      1,247      18,693     18,664

  After ten years                 14,525      14,365        6,614      6,640       10,054     10,162      65,714     65,118
                               ---------     -------    ---------    -------    ---------    -------   ---------    -------
                                 $17,954      17,744       30,456     30,304      $11,277     11,409      88,997     88,390
                               =========     =======    =========    =======    =========    =======   =========    =======


(7)      Comprehensive (loss) income

Total comprehensive (loss) income amounted to the following for the three and nine month periods ended September 30 (in thousands):

                                                    Three       Nine         Three       Nine
                                                    Months     Months        Months     Months
                                                    Ended      Ended         Ended      Ended
                                                     1999       1999          1998       1998
                                                   --------   --------       ------     ------

Net income (loss)                                   $   318    $   (25)       $181       $668
Change in unrealized (loss) gain on securities
  available for sale, net of taxes                     (586)    (1,388)        247        (83)
                                                   --------   --------       -----      -----

Comprehensive (loss) income                         $  (268)   $(1,413)       $428       $585
                                                   ========   ========       =====      =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Ridgewood Financial Inc. (the "Company") business is conducted principally through Ridgewood Savings Bank of New Jersey (the "Bank"), which became the Company's wholly owned subsidiary on January 7, 1999. All references to the Bank refer collectively to the Company and the Bank.

         The results of operations are primarily dependent on its net interest income, which is the difference between the interest income earned on assets, primarily loans, mortgage-backed securities, investments, and other interest earning assets less the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions, particularly those with respect to market interest rates, and policies of regulatory agencies. Furthermore, the Bank's lending activity is concentrated in loans secured by real estate in the Bank's market area and therefore the Bank's operations are affected by local market conditions. The results of operations are also influenced by non-interest income, including securities gains and losses, the level of non-interest expenses, such as employees' salaries and benefits, occupancy and equipment costs, non-interest income such as loan related fees and fees on deposit related services, and the Bank's provision for loan losses.

COMPARISON OF FINANCIAL CONDITION
AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

         Total assets decreased by $6.4 million or 2.3% to $268.3 million at September 30, 1999 from $274.7 million at December 31, 1998. This decrease was primarily due to reduction in initial public offering subscriptions payable totaling $17.8 million due to acquisition of stock for stockholders and refunding of oversubscriptions. As a result, federal funds sold decreased $36.3 million to $4.9 million at September 30, 1999 from $41.2 million at December 31, 1998. Available for sale mortgage-backed securities decreased by $58.1 million to $30.3 million at September 30, 1999 from $88.4 million at December 31, 1998, offset by an increase in available for sale investment securities of $24.2 million to $41.1 million at September 30, 1999 from $16.9 million at December 31, 1998. Loans receivable increased $41.9 million due to the Bank's ability to increase mortgage loan originations resulting from higher levels of loan refinancings during a lower interest rate environment. In addition, the Bank completed a purchase of $15.2 million in residential mortgage loans during the second quarter. Further, premises and equipment increased $4.1 million or 185.7% to $6.3 million at September 30, 1999 from $2.2 million at December 31, 1998, as the Bank completed the purchase of a building for $4.0 million, to serve as an additional branch office and to house administrative operations. Refurbishment costs for this purpose are estimated to be an additional $2.3 million.


         The Bank's deposits decreased by $11.9 million or 5.8% to $193.6 million at September 30, 1999, as deposits were withdrawn for purchases of the initial public offering as well as in response to the Bank's pricing strategies designed to lower cost of funds. Borrowings increased $16.1 million or 49.6% to $48.7 million at September 30, 1999 from $32.6 million at December 31, 1998 as the Bank used borrowings in conjunction with deposit pricing strategies to generate additional income as part of its leveraging strategy.

         Total equity increased $7.2 million to $24.6 million at September 30, 1999 primarily due to the completion of the initial public offering which provided net proceeds of $9.7 million, offset by a net loss of $25,000 for the nine months ended September 30, 1999, a $1.4 million increase in accumulated other comprehensive loss and unearned ESOP stock of $915,000. The majority of the accumulated other comprehensive loss resulted from the Bank's investment in available for sale securities. See note 5 to the consoldidated financial statements. Because of interest rate volatility, accumulated other comprehensive loss and stockholders' equity could materially fluctuate for each interim period and year-end period.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         Net Income. Net income decreased $693,000 to a net loss of $25,000 for the nine months ended September 30, 1999 as compared to net income of $668,000 for the nine months ended September 30, 1998. As previously discussed in the June 30, 1999 Form 10-QSB, net income was lower primarily due to a loss of $1.1 million recognized on the sale of available for sale mortgage backed securities. In addition, there was a decrease of $92,000 in net interest income as a result of an increase in total interest expense of $274,000, offset by an increase in interest income of $182,000. Non-interest income declined $1.1 million primarily due to the loss recognized in the investment portfolio. Non-interest expense increased $265,000, to $3,343,000 from $3,078,000 for the same period to period comparison.

         Net Interest Income. Net interest income before provision for loan losses decreased by $92,000 or 2.3% to $4.0 million for the nine months ended September

30, 1999. The decrease was primarily due to a decline in the average yield on interest earning assets (on a tax equivalent basis) of 43 basis points from 7.10% for the nine months ended September 30, 1998 to 6.67% for the same period ended 1999, offset by a decrease of 28 basis points in the average cost of interest bearing liabilities to 4.72% from 5.00% for the same period to period comparison.

         The Bank's interest rate spread, which is the difference between the yield on average interest earning assets less the cost of interest bearing liabilities, declined to 1.95 % for the nine months ended September 30, 1999, from 2.10 % for the nine months ended September 30, 1998. This was primarily attributed to higher prepayments on mortgage backed securities, specifically the CMO portfolio, which required increased premium amortization resulting in below-market yields on these securities. Coupled with higher prepayments on loans receivable, these proceeds were reinvested in lower yielding assets due to the general decline of market interest rates for these instruments. In addition, competitive pressure on the pricing of loans and deposits has resulted in a smaller interest rate spread. Competitive pressure in the future may further reduce the spread between asset yields and the cost of funds.

         Interest Income. Interest income on a tax equivalent basis, increased to $12.8 million for the nine months ended September 30, 1999, from $12.3 million for the nine months ended September 30, 1998. The increase was due to higher average balances in loans receivable, available for sale securities, and other interest earning assets offset by a decrease in the average balance of securities held to maturity. The average yield on interest earning assets (on a tax equivalent basis) decreased from 7.10% for the nine months ended September 30, 1998, to 6.67% for the nine months ended September 30, 1999, due to prepayment of higher coupon mortgage-backed securities and loans with reinvestment of proceeds into lower coupon instruments during a low interest rate environment with a flat yield curve. The average balance of securities held to maturity declined $12.2 million to $12.9 million for the nine months ended September 30, 1999, from $25.2 million for the same nine months in 1998. The average yield also declined 44 basis points from 6.97% to 6.53% for the same nine month period to period comparison. This decline was due to higher prepayments of held to maturity mortgage-backed securities. The average balance of securities available for sale increased $11.8 million to $93.8 million for the nine months ended September 30, 1999, from $82.0 million for the same prior period of one year ago. The increase in available for sale securities was due to classification of the majority of reinvested funds as available for sale. The average balance of other interest earning assets increased $6.7 million from $18.3 million for the nine months ended September 30, 1998, to $25.0 million for the nine months ended September 30, 1999, offset by a decrease in the average yield of 64 basis points from 5.83% to 5.19% for the same nine month comparative periods.

         Interest on loans receivable increased by $769,000 or 12.3 % for the nine months ended September 30, 1999 as compared to the same period of one year ago. The increase was due to a $19.9 million or 18.8% increase in the average balance of loans receivable resulting from originations of new loans in excess of prepayments and amortization as well as the purchase of $15.2 million in residential mortgage loans. The increase in the average balance of loans was offset by a decline in the average yield of 43 basis points from 7.92% for the nine months ended September 30, 1998 to 7.49% for the nine months ended September 30, 1999. The decrease in the average yield was due to lower interest rates on originated loans during the 1999 period and the prepayment/amortization of higher rate loans.

         Interest expense. Interest expense increased $274,000 or 3.4% to $8.4 million for the nine months ended September 30, 1999, as compared to $8.1 million for the same period last year. The increase was due to a $21.1 million increase in the average balance of interest bearing liabilities partially offset by a decrease of 28 basis points in their average cost. Interest expense on borrowed funds increased $877,000 mainly due to an increase in the average balance of borrowed funds totaling $22.5 million, from $20.5 million for the nine months ended September 30, 1998 compared to $43.0 million for the same period this year, offset by a decrease in the average cost of 27 basis points from 5.74% to 5.47% for the same periods. Interest expense on time deposits decreased $669,000 due to a decline in the average balances of time deposits of $5.8 million from $150.6 million for the nine months ended September 30, 1998 to $144.8 million for the same nine month period in 1999 as well as a decrease in the average cost of 40 basis points from 5.58% to 5.18%. Interest expense on DDA accounts increased $22,000 due to an increase in the average balance of $2.5 million, from $13.4 million for the nine months ended September 30, 1998 to $15.9 million for the nine months ended September 30, 1999, which was offset by a decrease in the average cost of 11 basis points during the same nine month comparative periods. Interest expense on savings deposits increased $36,000 as a result of a $1.5 million increase in the average balances to $30.0 million for the nine month period ended September 30, 1999 from $28.5 million for the nine month period ended September 30, 1998 while the average cost remained the same at 3.19% for both of the comparative periods.

         Provision for loan losses. For the nine months ended September 30, 1999, the Bank's provision for loan losses was $87,000 as compared to $168,000 for the comparable 1998 period. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest income. Non-interest income decreased by $1.1 million to a net loss of $948,000 for the nine months ended September 30, 1999, from net income of $157,000 for the nine months ended September 30, 1998. As previously disclosed in the June 30, 1999 Form 10-QSB, non interest income was lower primarily due to a loss of $1.1 million recognized on the sale of available for sale mortgage backed securities.

         Non-interest expenses. Non-interest expenses increased by $265,000 to $3.3 million for the nine months ended September 30, 1999 from $3.1 million for the same period ended September 30, 1998. The increase was primarily due to increases of $166,000 in salaries and benefits resulting from an increase in staff, increases in medical insurance rates, as well as normal salary and merit increases. Occupancy and equipment expenses increased $5,000, to $919,000 for the nine months ended September 30, 1999 from $914,000 for the nine months ended September 30, 1998. The increase was attributable to an increase in computer service expense including year 2000 compliance costs. In addition, the prior comparable period included a charge of $75,000 for the replacement of all personal computers which did not meet year 2000 compliance tests. Other non-interest expense increased by $125,000 to $489,000 for the nine months ended September 30, 1999, from $364,000 for the nine months ended September 30, 1998. This increase was mainly due to a $75,300 increase in professional fees resulting from the mutual holding company reorganization. In addition, appraisal and other loan underwriting expenses increased $35,200 due to an increase in loan origination volume.

         Income Taxes. The Bank has an income tax benefit of $384,000 for the nine months ended September 30, 1999 as compared to income tax expense of $304,000 for the comparable prior year period. The benefit for the current period is due to the loss recognized in the available for sale securities as discussed above and an increase in levels of tax exempt securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         Net Income. Net income increased $137,000 to $318,000 for the three months ended September 30, 1999 as compared to net income of $181,000 for the three months ended September 30, 1998. The increase was due to higher net interest income of $84,000 for the three months ended September 30, 1999, as a result of an increase in interest income of $169,000 somewhat offset by an increase in total interest expense of $85,000. Further, there was a decrease in loan loss provisions of $21,000 for the three months ended September 30, 1999, as compared to the same period for 1998. Non-interest income increased $2,000 due to higher service fees resulting from the increase in transaction accounts. Non-interest expense also decreased $2,000 to $1,107,000 from $1,109,000 for the same three month period to period comparison.

         Net Interest Income. Net interest income before provision for loan losses increased by $84,000 or 6.2% to $1.4 million for the three months ended September 30, 1999. The increase was primarily due to higher average balances in interest-earning assets of $25.6 million for the three months ended September 30, 1999, offset by a decrease in the average yield of interest earning assets of 41 basis points from 7.18% to 6.77% for the same three month period. In addition, the average balance of interest bearing liabilities increased $23.4 million, from $223.1 million for the three months ended September 30, 1998 to $246.5 million for the three months ended September 30, 1999, along with a decline in the average cost of 34 basis points.

         The Bank's interest rate spread, which is the difference between the yield on average interest earning assets less the cost of interest bearing liabilities, decreased to 2.12 % for the three months ended September 30, 1999, from 2.19 % for the same three month period in 1998. The average yield on loans receivable declined 60 basis points from 7.90% for the three months ended September 30, 1998, to 7.30% for the same three months in 1999. During the same period, albeit to a lesser extent, higher prepayments on loans receivable resulted in the proceeds reinvested in lower yielding assets due to the general decline of market interest rates for these instruments. In addition, competitive pressure on the pricing of loans and deposits has resulted in a smaller interest rate spread. Competitive pressure in the future may further reduce the spread between asset yields and the cost of funds.

         Interest Income. Interest income increased to $4.5 million for the three months ended September 30, 1999, from $4.3 million for the three months ended September 30, 1998, due to an increase in the average balance of interest earning assets of $25.6 million, to $262.9 million from $237.4 million for the same three month period. The increase in average balances of interest earning assets was offset by a decrease in their average yield of 41 basis points from 7.18% for the three months ended September 30, 1998 to 6.77% for the three months ended September 30, 1999. The rise in interest income was primarily attributed to an increase in the average balances of loans receivable of $37.4 million for the three months ended September 30, 1999, as compared to the same three months during 1998, offset by a decline of 60 basis points in their average yield from 7.90% to 7.60% for that same period to period comparison. The increase was due to originations of new loans in excess of prepayments and amortization as well as the purchase of $15.2 million in residential mortgage loans during the second quarter. The decrease in the average yield of loans receivable was due to lower interest rates on originated loans during the 1999 period and the prepayment/amortization of higher rate loans. In addition, interest income on other interest earning assets increased $176,000 to $463,000 for the quarter ended September 30, 1999, from $287,000 for the same quarter one year ago, offset by a decrease in the average yield of 49 basis points from 5.80% to 5.31% for the same quarterly comparison. Conversely, interest income on securities held to maturity and available for sale declined $385,000 and $129,000 respectively, to $262,000 and $1,128,000 for the three months ended September 30, 1999 from $647,000 and $1,257,000 for the same three months ended in 1998. The average yield on securities held to maturity declined 69 basis points from 7.67% for the three months ended September 30, 1998, to 6.98% for the three months ended September 30, 1999 due to amortization and prepayments of higher coupon mortgage backed securities. During the same three months the average yield on securities available for sale increased 1 basis point from 6.35% to 6.36%.

         Interest expense. Interest expense increased $85,000 or 3%, to $2,891,000 for the three months ended September 30, 1999, as compared to $2,806,000 for the same period last year. The increase was due to a $23.4 million increase in the average balance of interest bearing liabilities partially offset by a decrease of 34 basis points in the average cost. Interest expense on borrowed funds increased $364,000 mainly due to a rise in the average balance of borrowed funds amounting to $26.5 million, from $25.4 million for the period ended September 30, 1998 compared to $51.9 million for the same period this year, offset by a decrease in the average cost of 9 basis points from 5.63% to 5.54% for the same period to period comparison. Interest expense on time deposits decreased $303,000 due to a decline in the average balance of $8.4 million and a decrease in the average cost of 52 basis points. Interest expense on DDA accounts increased $6,000 due to an increase in the average balance of $2.9 million, offset by a decline in the average cost of 18 basis points from 1.89% for the three months ended September 30, 1998 to 1.71% for the same three months this year. Interest expense on savings deposits increased $17,000 as a result of an increase in the average balances of $2.4 million to $31.7 million for the three month period ended September 30, 1999 from $29.3 million for the three month period ended September 30, 1998, slightly offset by a decrease of 3 basis points in the average cost from 3.20% to 3.17% for the same periods.

         Non-interest income. Non-interest income increased by $2,000 to $41,000 for the three months ended September 30, 1999, from $39,000 for the three months ended September 30, 1998, primarily due to service fees generated by an increase in transaction accounts.

         Non-interest expenses. Non-interest expenses decreased by $2,000 to $1,107,000 for the three months ended September 30, 1999 from $1,109,000 for the same three month period ended 1998. The decrease was due to lower expenses for occupancy and equipment, advertising and promotion as well as lower deposit insurance premiums, offset by increases in salaries, benefits, and other non interest expenses. Salaries and benefits increased $27,000 due to increases in staff, increases in medical insurance rates, as well as normal salary and merit increases. Occupancy and equipment expenses decreased $50,000 from $359,000 for the three months ended September 30, 1998 to $309,000 for the same three month period in 1999, due to a $75,000 charge in the prior comparative period for the replacement of all personal computers which did not meet year 2000 compliance tests. Other non-interest expense increased by $25,000 to $146,000 for the three months ended September 30, 1999, from $121,000 for the three months ended September 30, 1998. This increase was due to a $75,300 increase in professional fees resulting from the mutual holding company reorganization. In addition, appraisal and other loan underwriting expenses increased $35,200 due to an increase in loan origination volume.

         Income Taxes. The Bank has income tax expense of $31,000 for the three months ended September 30, 1999 as compared to income tax expense of $59,000 for the comparable prior year period, due to an increase in levels of tax exempt securities.

         Year 2000 Evaluation. Rapid and accurate data processing is essential to the Bank's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timers, electronic door lock and heating, ventilation and air conditioning controls). The Bank has examined all of its non-information technology systems and has either received certifications of year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the year 2000. The Bank expects to further test the systems it controls and receive third party certification, where appropriate, that they will continue to function. The Bank does not expect any material costs to address its non-information technology systems and has not had any material costs to date. The Bank has determined that the information technology systems it uses have substantially more year 2000 risk than the non-information technology systems it uses. The Bank has evaluated its information technology systems risk in three areas: (1) our own computers, (2) computers of others used by our borrowers, and (3) computers of others who provide us with data processing. The Bank is currently in its implementation stage, which includes incorporating all necessary changes to become year 2000 compliant.

         Our Own Computers. We spent approximately $200,000 to upgrade our computer system. At September 30, 1999, all such costs have been capitalized and the Bank does not expect to incur any additional material costs.

         Computers Of Others Used By Our Borrowers. We have evaluated most of our borrowers and do not believe that the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. We believe that most of our residential borrowers are not dependent on their home computers for income and that none of our commercial borrowers are so large that a year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. As a result, we have not contacted residential borrowers concerning this issue and do not consider this issue in our residential loan underwriting process. We have been contacting our commercial borrowers with loans of $250,000 or more and we have been considering this issue during commercial loan underwriting. At September 30, 1999 these loans constituted $6.2 million or 71.6% of our $8.7 million commercial loan portfolio. We do not expect any material costs to address this risk area.

         Computers Of Others Who Provide Us With Data Processing. Between November 1998 and February 1999, the Bank performed year 2000 testing with its primary third party service provider. Testing consisted of placing the Bank's computer system in a year 2000 environment and conducting typical banking transactions using critical 21st century dates, e.g., December 31, 1999, January 1, 2000, January 3, 2000, February 29, 2000, and March 1, 2000 (the year is a leap year). Interface testing between the Bank and the Federal Reserves "Fedline" system also took place in the fourth quarter of 1998. These testing programs were fully successful and management believes that the Bank's core data processing systems will function properly in the year 2000. However, delays, mistakes or failures could have a significant impact on the Bank's financial statements.

         Contingency Plan. The Bank has developed a comprehensive Contingency and Business Resumption Plan in accordance with FFIEC guidelines. This plan was approved by the Board in July 1999. While Bank management fully expects to be operational in a year 2000 environment, the contingency plan will guide Bank operations in the event that one or more of our computer core systems are not functioning. The activities addressed in the plan include remediation contingency planning intended to mitigate any risks associated with unforeseen system glitches, system failure, increased demands for cash, or processes outside the Bank's control. The remainder of 1999 will be used to further validate the plan and to provide task-specific training to key bank personnel.

         The Bank continues to focus on public awareness by providing customers, shareholders, and employees with timely information on the Bank's state of preparedness for the year 2000. These efforts include employee awareness meetings, talking points for bank staff, customer brochures, and a special section on the Bank's website.

         Despite the best efforts of the Bank to address the year 2000, the vast number of external entities that have a direct relationship with the Bank, such as customers, vendors, payment system providers, utility companies, and other financial institutions, make it impossible to assure that a failure to achieve compliance by one or more of these external entities would not have a material impact on the financial statements of the Bank.

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

         The primary investing activities of the Bank are the origination of one-to-four-family residential and, to a lesser extent, commercial real estate and multi-family mortgage loans, and the purchase of mortgage-backed and mortgage-related and debt securities. During the nine months ended September 30, 1999 and September 30, 1998, the Bank's disbursements for loan originations and loan purchases totaled $67.6 million and $17.9 million, respectively. Purchases of mortgage-backed, mortgage-related and debt securities totaled $39.5 million, and $70.6 million for the nine months ended September 30, 1999 and September 30, 1998 respectively. In addition, purchases of premises and equipment totaled $4.3 million for the nine months ended September 30, 1999 compared to $160,000 for the same period in 1998, as the Bank completed the purchase of a building to serve as an additional branch office and to house administrative operations. These activities were funded primarily by principal repayments and prepayments on loans, mortgage-backed and mortgage-related securities, debt securities, borrowings, and proceeds from the initial public offering. Proceeds from principal collected on mortgage-backed securities totaled $19.0 million for the nine months ended September 30, 1999 as compared to $20.2 million for the same nine months in 1998. The Bank experienced a net decrease in total deposits of $11.9 million for the nine months ended September 30, 1999 compared to an increase of $4.5 million for the nine months ended September 30, 1998, as deposits were withdrawn for purchases of the initial public offering and pricing strategies were designed to lower cost of funds. Deposit flows are affected by the level of market interest rates, as well as the interest rates and products offered by local competitors and the Bank and other factors.

         The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. On a longer term basis, the Bank invests in various lending products, mortgage-backed and mortgage-related and investment securities. The Bank may borrow funds from the Federal Home Loan Bank subject to certain limitations. Based on the level of qualifying collateral available to secure advances at September 30, 1999, the Bank's borrowing limit from the Federal Home Loan Bank was approximately $79.5 million, with unused borrowing capacity of $63.3 million at that date. Other sources of liquidity include borrowings under repurchase agreements and sales of available for sale securities.

         The Bank's most liquid assets are cash and cash equivalents, which include interest-bearing deposits and short-term highly liquid investments (such as federal funds sold) with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. At September 30, 1999 and December 31, 1998, cash and cash equivalents totaled $17.1 million and $43.5 million, respectively, which amounted to 6.4% and 15.8% of total assets at those dates.

         Loan commitments totaled $23.7 million at September 30, 1999, comprised of $13.3 million in one- to- four- family loan commitments, $766,000 in construction loan commitments, $9.3 million in home equity loan commitments, and $373,000 in checking line of credit loan commitments. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

         Certificates of deposit which are scheduled to mature in less than one year from September 30, 1999 totaled $95.9 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

         At September 30, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $22.3 million, or 8.29% of adjusted assets, which is above the required level of $10.8 million, or 4.0% of adjusted assets and total risk-based capital of $23.2 million, or 19.4% of adjusted assets, which is above the required level of $9.6 million, or 8.0%.

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

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                   (a)      3(i)        Certificate of Incorporation of Ridgewood Financial, Inc.*
                            3(ii)       Bylaws of Ridgewood Financial, Inc.*
                           10.1         Employment Agreement with Susan E. Naruk*
                           10.2         Employment Agreement with Nelson Fiordalisi*
                           10.3         Employment Agreement with John Scognamiglio*
                           10.4         Employment Agreement with Jean Miller*
                           10.5         Supplemental Executive Retirement Plan*
                           27           Financial Data Schedule (electronic data filing only)
                           * Incorporated by reference to the registration statement on Form SB-2
                            (333-62363)

                    (b)    No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIDGEWOOD FINANCIAL, INC.


Date:    November 9, 1999              By:      /s/ Susan E. Naruk
                                                ----------------------------------------------------------------------
                                                Susan E. Naruk
                                                President and Chief Executive Officer
                                                (Principal Executive Officer)
                                                (Duly Authorized Officer)



Date:    November 9, 1999              By:      /s/ John Scognamiglio
                                                ----------------------------------------------------------------------
                                                John Scognamiglio
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and Chief Accounting Officer)