Form 10KSB40
period 1999-12-31
RIDGEWOOD FINANCIAL INC
filed 2000-03-24
CIK 1068784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 1999
                          -------------------------------------------------
                                            - OR -

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to SEC File Number: 0-25149
                                                   -------

                            RIDGEWOOD FINANCIAL, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                     New Jersey                           22-3616280
---------------------------------------------------  ---------------
       (State or other jurisdiction of               (I.R.S. Employer
      of incorporation or organization)              Identification No.)

   55 North Broad Street, Ridgewood, New Jersey           07450
---------------------------------------------------    ------------
        (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:    (201) 445-4000
                                                    --------------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                           -------------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         State issuer's revenues for its most recent fiscal year $16,926,000.

         Issuer's voting stock trades on The Nasdaq Stock Market under the symbol "RSBI". The aggregate market value of the voting stock held by non-affiliates of the issuer, based upon the closing price of such stock as of March 15, 2000 was $7.0 million. Issuer has no non-voting stock.

         As of March 15, 2000, registrant had 3,180,000 shares of common stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                        ---  ---

                      DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1999. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1999. (Part III)

Forward-Looking Statements

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

                                     PART I

Item 1. Description of Business
-------------------------------

General

         Ridgewood Financial, Inc. is a bank holding company formed in connection with the mutual holding company reorganization of Ridgewood Savings Bank of New Jersey (the "Bank"), which was completed on January 7, 1999. The Bank is a wholly owned subsidiary of the Company. In connection with the reorganization, the Company sold 1,494,600 shares (or 47%) of its Common Stock to the public. The remaining 1,685,400 shares (or 53%) are held by Ridgewood Financial, MHC (the "MHC"). The MHC is owned and controlled by the depositors of the Bank and conducts no significant operations of its own, other than holding a majority of the Company's stock. References to the Registrant or Company used throughout this document generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Company provides retail banking services, with an emphasis on one-to four-family residential mortgage loans, commercial loans and consumer loans as well as certificates of deposit, checking accounts and savings accounts. At December 31, 1999, the Company had total assets, deposits and equity of $277 million, $202 million and $25 million, respectively.

     The Company attracts deposits from the general public and uses these deposits primarily to originate loans and to purchase investment, mortgage-backed and other securities. The principal sources of funds for the Company's lending and investing activities are deposits, Federal Home Loan Bank ("FHLB") advances, the repayment and maturity of loans and sale, maturity, and call of securities. The principal source of income is interest on loans and investment and mortgage-backed securities. The principal expenses are interest paid on deposits and FHLB advances and non-interest expenses.

Competition

         The Company is one of many financial institutions serving its market area which consists of northwestern Bergen County, New Jersey and includes the townships of Allendale, Franklin Lakes, Glen Rock, Ho-Ho-Kus, Mahwah, Midland Park, Oakland, Paramus, Ramsey, Ridgewood, Saddle River, Upper Saddle River, Waldwick and Wyckoff. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market
conditions  and  comes  from  other  insured  financial   institutions  such  as
commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                                                         At December 31,
                               -------------------------------------------------------------------------------------------------
                                       1999               1998               1997              1996                   1995
                               ------------------ ------------------ ------------------- ---------------------------------------
                                    $        %        $          %       $          %        $         %          $         %
                                   ---      ---      ---        ---     ---        ---      ---       ---        ---        --
                                                                    (Dollars in thousands)
Type of Loans:
--------------
  First mortgage loans:
      One-to-four family ...   $146,971     87.22 $ 88,936     82.23 $ 86,140     80.70 $ 90,500     82.96   $ 88,685     91.02
      Commercial real estate      6,932      4.11    8,032      7.43   10,313      9.66   10,613      9.73      3,170      3.25
  Commercial ...............      1,689      1.00      497       .46      134       .13       78       .07         78       .08
  Consumer loans:
    Equity .................     12,612      7.48   10,397      9.61    9,645      9.04    7,519      6.89      5,144      5.28
    Education ..............         28       .02       36       .03      160       .15      120       .12         84       .09
    Loans to depositors,
      secured by savings ...        214       .13      202       .19      315       .30      245       .22        235       .24
    Other ..................         69       .04       58       .05       35       .02       11       .01         41       .04
                                -------    ------  -------    ------  -------    ------  -------    ------     ------    ------
                                168,515    100.00% 108,158    100.00% 106,742    100.00% 109,086    100.00  %  97,437    100.00%
                                -------    ======  -------    ======  -------    ======  -------    ======     ------    ======
Less:
  Net deferred loan fees            123                315                409                521                  638
  Allowance for loan losses         924                822                618                606                  593
                                --------          --------           --------           --------             --------
Total loans receivable, net     $167,468          $107,021           $105,715           $107,959             $ 96,206
                                ========          ========           ========           ========             ========

Loans held for sale             $     --          $     --           $    750           $  3,756             $    199
                                ========          ========           ========           ========             ========

         Loan Maturity. The following table sets forth the maturity of the Company's loan portfolio at December 31, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $38.2 million for the year ended December 31, 1999. All loans are shown as maturing based on contractual maturities.

                            Due     Due after
                           within   1 through    Due after
                           1 year    5 years     5 years    Total
                         ---------  ----------  --------- --------
                                      (In Thousands)
Amounts Due:
One-to-four family ...   $  1,689   $  3,648   $141,634   $146,971
Commercial real estate        723        163      6,046      6,932
Commercial ...........        728        961       --        1,689
Consumer .............        220      2,065     10,638     12,923
                         --------   --------   --------   --------
Total amount due .....   $  3,360   $  6,837   $158,318   $168,515
                         ========   ========   ========   ========


         The following table sets forth the dollar amount as of December 31, 1999 of all loans due after December 31, 2000, which are based upon fixed interest rates or floating or adjustable interest rates.

                                         Floating or
                         Fixed Rates  Adjustable Rates    Total
                         -----------  ----------------    -----
                                      (In Thousands)

One-to-four family ...   $ 80,220        $ 65,062        $145,282
Commercial real estate      6,109             100           6,209
Commercial ...........        961              --             961
Consumer .............      7,408           5,295          12,703
                         --------        --------        --------
  Total ..............   $ 94,698        $ 70,457        $165,155
                         ========        ========        ========


         One- to Four-Family Lending. The Registrant's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in its market area. The Registrant generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Registrant will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance for the borrower is required. The Registrant generally originates and retains fixed rate and adjustable rate loans for retention in its portfolio. The Registrant offers fixed rate loans with amortization periods ranging from 5 to 30 years and a variety of adjustable rate loans. The adjustable rate loans typically have a 15 to 30 year amortization period. The Registrant's one- to four-family residential loans (both fixed rate and adjustable rate) are generally underwritten in accordance with Federal National Mortgage Association ("FNMA") guidelines. See also, "-- Loan Purchases and Sales."

         Substantially all of the Registrant's residential mortgages include "due on sale" clauses, which are provisions giving the Registrant the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

     Commercial Real Estate. The Registrant originates commercial real estate mortgage loans and, to a much lesser extent, commercial business loans. Commercial real estate mortgage loans are permanent loans secured by improved property such as office buildings, retail stores, and apartment buildings. Essentially all originated commercial real estate loans are within the Registrant's market area and all are within the State of New Jersey. The largest commercial real estate loan had a balance of approximately $2.0 million on December 31, 1999 and was performing in accordance with its contractual terms. Typically, commercial real estate loans are originated in amounts up to 70% of the appraised value of the mortgaged property.

         Commercial Lending. The Registrant offers commercial loans for various business purposes and such loans are generally made to small and mid-sized companies in the Registrant's primary lending area. At December 31, 1999, the commercial lending portfolio primarily consisted of unsecured lines of credit totaling $715,000, or 42.3% of the total commercial loan portfolio. Other loans in the portfolio consisted of fixed rate secured and unsecured loans with terms not exceeding 5 years.

         Commercial business loans generally involve more risk than first mortgage loans. The repayment of commercial loans typically is dependent on the successful operations and income stream of the business and the borrower. Such risks can be affected by economic conditions. In addition, commercial lending generally requires greater oversight efforts compared to first mortgage loans.

         Consumer Loans. The consumer loan portfolio consists primarily of home equity and home improvement loans. To a lesser extent, this Registrant originates lines of credit, student loans, loans secured by savings accounts and other consumer loans. Consumer loans are originated in the Registrant's market area and generally have maturities of up to 15 years. As of December 31, 1999, the Registrant had 143 overdraft accounts with available lines of credit totalling $547,500. For savings account loans, the Registrant will lend up to 90% of the account balance. Student loans are originated and serviced through the Student Loan Marketing Association (Sallie Mae), affording the Registrant the ability to offer all of the student loan programs available to students without the burden of servicing them.

         Consumer loans have a shorter term and generally provide higher interest rates than first mortgage loans. The consumer loan market can be helpful in improving the spread between average loan yield and costs of funds and at the same time improve the matching of the rate sensitive assets and liabilities.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

         Loan Purchases and Sales. During fiscal 1999, the Registrant purchased $15.2 million of fixed rate first mortgage loans. The loans are serviced by a third party and are "nonconforming"loans in that these loans do not satisfy the purchase requirements of FMNA. At December 31, 1999, all such loans were performing loans and had balances not exceeding $512,000. The Registrant did not sell any loans during fiscal 1999.

         Loan Commitments. The Registrant generally grants commitments to fund fixed and adjustable-rate single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 1999 was $14.8 million.

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

         The Registrant has defined the population of impaired loans to be all nonaccrual and restructured commercial loans and certain other performing loans considered to be impaired as to principal and interest. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are excluded from the impaired loan portfolio.

     Non-performing Assets. The following table sets forth information with respect to non-performing assets for the periods indicated. During the periods indicated there were no restructured loans or impaired loans. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was not material for the year ended December 31, 1999.

                                                                             At December 31,
                                                     -----------------------------------------------------------
                                                          1999           1998      1997       1996        1995
                                                     ------------   -----------   -------  --------   ----------
                                                                                (Dollars in thousands)
Loans accounted for on a non-accrual basis:
  First mortgage loans:
    One to four-family ....................          $       133    $       695   $  --   $    313    $    397
  Commercial and other ....................                   --             --      --         --          --
  Consumer loans ..........................                   --             --      --         --           3
                                                     -----------    -----------   -----   --------    --------
  Total ...................................          $       133    $       695   $  --   $    313    $    400
                                                     ===========    ===========   =====   ========    ========
Real estate owned .........................          $        --    $        --   $  --   $     --    $     --
                                                     ===========    ===========   =====   ========    ========
Total non-performing assets ...............          $       133    $       695   $  --   $    313    $    400
                                                     ===========    ===========   =====   ========    ========
Total non-accrual loans to
   net loans ..............................                  .08%           .65%     --%       .28%        .41%
                                                     ===========    ===========   =====   ========    ========
Total non-accrual loans
   to total assets ........................                  .05%           .25%     --%       .14%        .22%
                                                     ===========    ===========   =====   ========    ========
Total non-performing
   assets to total assets .................                  .05%           .25%     --%       .14%        .22%
                                                     ===========    ===========   =====   ========    ========

         Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

         An asset is considered substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Registrant will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated special mention by management. In addition, each loan that exceeds $500,000 and each group of loans to one borrower that exceeds $500,000 is monitored more closely due to the potentially greater losses from such loans.

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

         The following table sets forth the Registrant's classified assets in accordance with its classification system.

                                                 At
                                             December 31,
                                                1999
                                              ---------
                                          (In thousands)

Special mention......................          $276
Substandard .........................           141
Doubtful ............................           --
Loss ................................           --
                                               ----

     Total ..........................          $417
                                               ====

Allowance for Loan Losses and Real Estate Owned. At least quarterly, management evaluates the need to establish reserves against losses on loans and other assets based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. Also considered are trends in the loan portfolio, expected future loss experience, and industry reserve levels. Provisions for losses are charged against earnings in the period they are established.

         The following table sets forth certain information regarding the allowance for loan losses at or for the dates indicated.

                                            At or for the Year Ended December 31,
                                 ----------------------------------------------------------------
                                    1999         1998         1997           1996            1995
                                 ---------    ---------    ---------      ---------       ---------
                                                      (Dollars in thousands)
Total loans receivable .......   $ 167,468    $ 107,021    $ 106,465(1)   $ 111,715(1)    $  96,405(1)
                                 =========    =========    =========      =========       =========
Average loans outstanding ....   $ 134,034    $ 105,411    $ 109,954(1)   $ 105,170(1)    $  94,040(1)
                                 =========    =========    =========      =========       =========
Balance at beginning of period   $     822    $     618    $     606      $     593       $     528
Provision for loan losses ....         102          204           12             12              60
Charge-offs ..................          --           --           --             (2)             --
Recoveries ...................          --           --           --              3               5
                                 ---------    ---------    ---------      ---------       ---------

Balance at end of period .....   $     924    $     822    $     618      $     606       $     593
                                 =========    =========    =========      =========       =========
Allowance for loan losses as a
  percent of total loans .....         .55%         .77%         .58%           .54%            .62%
                                 =========    =========    =========      =========       =========

------------
(1) Includes loans held for sale

         The following table exhibits a breakdown by loan category of the allowance for loan losses.

                                                                          At December 31,
                           ---------------------------------------------------------------------------------------------------------
                                1999                     1998                1997                 1996                 1995
                           ------------------     ---------------------- ------------------  -------------------  ------------------
                                   Percent of                Percent of        Percent of            Percent of          Percent of
                                     Loans                       Loans           Loans                Loans               Loans
                                     in Each                    in Each          in Each               in Each            in Each
                                   Category to              Category to        Category to          Category to         Category to
                           Amount  Total Loans     Amount   Total Loans Amount Total Loans   Amount Total Loans  Amount Total Loans
                           ------  -----------     ------   ----------- ------ -----------   ------ -----------  ------ -----------
                                                                     (Dollars in thousands)
First mortgage -
  One-to-four family........$807       87.22%    $679         82.23%    $499      80.70%     $512        82.96%  $542      91.02%
  Commercial real estate....  38        4.11       60          7.43       60       9.66        54         9.73     18       3.25
Commercial..................   9        1.00        4           .46        1        .13        --          .07     --        .08
Consumer loans:
Equity......................  69        7.48       77          9.61       56       9.04        38         6.89     30       5.28
Education...................  --         .02       --           .03        1        .15         1          .12      2        .09
Loans to depositors,
  secured by savings........   1         .13        2           .19        1        .30         1          .22      1        .24
Other.......................  --         .04       --           .05       --        .02        --          .01     --        .04
                             ---     -------      ---       -------      ---     ------       ---       ------    ---     ------
   Total allowance
       for loan losses......$924      100.00%    $822        100.00%    $618     100.00%     $606       100.00%  $593     100.00%
                             ===     =======      ===        ======      ===     ======       ===       ======    ===     ======

Investment Activities

         The Registrant is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 1999, Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $18.2 million and $67.7 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 1999, the Registrant's securities available for sale had an amortized cost of $70.9 million and market value of $67.7 million (unrealized loss of $3.2 million). The changes in market value in the Registrant's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 1999, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

        Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass-through certificates market.

         The Registrant also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by GNMA, FNMA, FHLMC, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage- backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

Investment Portfolio

         The following table sets forth the carrying value of the investment securities portfolio, and mortgage-backed securities portfolio at the dates indicated.

                                                         At December 31,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   ---------  --------

(In thousands)

Investment Securities Held to Maturity:
 U.S. Government Securities ...................   $     --     $   --   $  1,771
 U.S. Agency Securities .......................        860      1,354      7,895
                                                  --------   --------   --------
   Total Investment Securities Held to Maturity        860      1,354      9,666
                                                  --------   --------   --------
Investment Securities Available for Sale:
  U.S. Government Securities ..................      2,000         --        498
  U.S. Agency Securities ......................      7,299      1,468     23,193
  Municipal Securities ........................     23,256     13,901      3,241
  Corporate Bonds .............................      6,921      1,522         --
  FNMA Common Stock ...........................         --         30         22
                                                  --------   --------   --------
    Total Investment Securities Available For
    Sale ......................................     39,476     16,921     26,954
                                                  --------   --------   --------
Mortgage-backed Securities Held to Maturity ...     17,340     11,277     14,356
                                                  --------   --------   --------
Mortgage-backed Securities Available For Sale .     28,265     88,390     50,099
                                                  --------   --------   --------
   Total Investment and Mortgage-backed
   Securities .................................   $ 85,941   $117,942   $101,075
                                                  ========   ========   ========

         Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant's investment and mortgage-backed securities portfolio at December 31, 1999. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                                                                    Total
                               One Year or Less   One to Five Years  Five to Ten Years More than Ten Years    Investment Securities
                               -----------------  -----------------  ----------------- ------------------- -------------------------
                               Carrying  Average  Carrying  Average  Carrying Average  Carrying  Average  Carrying  Average   Market
                                Value   Yield(1)    Value   Yield(1)    Value Yield(1)    Value  Yield(1)    Value  Yield(1)  Value
                                ------  --------  -------- --------  -------- -------  -------- --------  -------- -------   -------
                                                                       (Dollars in thousands)
Investment Securities:
U.S. government securities...  $ 2,000     5.50% $     --      -- %  $    --      --%  $    --       --%  $ 2,000     5.50% $  2,000
U. S. agency securities......       --       --     6,221     6.35        --      --     1,938     6.10     8,159     6.29     8,146
Municipal securities(2)......       40     5.46     2,341     5.34     2,116    5.77    18,759     6.50    23,256     6.32    23,256
Corporate bonds..............       --       --     6,921     6.37        --      --        --       --     6,921     6.37     6,921
Mortgage-backed securities...      140     6.58     3,941     6.53    21,278    6.58    20,246     6.30    45,605     6.45    45,353
                                   ---              -----             ------            ------             ------             ------
    Total....................  $ 2,180     5.57% $ 19,424     6.27%  $23,394    6.51%  $40,943     6.38%  $85,941    6.37%  $ 85,676
                                ======     ====   =======     ====   =======    ====   =======     ====   =======    ====    =======

-------------------
(1)  Average yields are calculated on a yield-to-maturity basis.
(2) Average yields on municipal securities are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 34%.

Sources of Funds

         General. Deposits are the major source of the Registrant's funds for lending and other investment purposes. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowings, the Bank derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the sale of mortgage-backed securities and investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. They also may be used on a longer-term basis for interest rate risk management and general business purposes.

         Deposits. The Registrant offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

Jumbo Certificates of Deposit

         The following table shows the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                           Certificates
                   Maturity Period                          of Deposit
                   ---------------                          ----------
                                                          (In thousands)
                   Within three months                         $6,849
                   Three through six months                     2,401
                   Six through twelve months                    3,307
                   Over twelve months                           6,283
                                                                -----
                                                             $ 18,840
                                                             ========


         Borrowings. Deposits are the primary source of funds for the Registrant's lending and investment activities and for its general business purposes. The Registrant, as the need arises, relies upon advances from the FHLB of New York ( the "FHLB") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Registrant's stock in the FHLB and a portion of the Registrant's residential mortgage loans and may be secured by other assets (principally securities which are obligations of or guaranteed by the U.S. Government). The Registrant funds loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, the Registrant has utilized FHLB advances to supplement these sources and as a match against certain assets in order to better manage interest rate risk.

         The following table sets forth information concerning FHLB advances during the periods indicated (includes both short- and long-term advances).

                                         At or For the Years
                                          Ended December 31,
                                     -----------------------------
                                      1999       1998       1997
                                     -------    -------    -------
                                              (Dollars in thousands)
       FHLB advances:
       Average balance outstanding   $44,427    $23,596    $22,012
       Maximum amount outstanding
           at any month-end during
           the period ............    52,331     32,895     28,400
       Balance outstanding at
         end of period ...........    48,678     32,557     16,282
       Weighted average interest
           rate during the period       5.50%      5.66%      5.93%
       Weighted average
           interest rate at
           the end of the period .      5.55%      5.41%      6.00%

Return On Equity And Assets Ratios

                                                At Or For The Years
                                                 Ended December 31,
                                     -------------------------------------------
                                            1999        1998         1997
                                     --------------- ----------   --------
Equity to Asset Ratio                       8.89        6.34         7.51
Return on Average Equity                    1.27        4.14         7.87
Return on Average Assets                     .12%        .30%         .57%
Dividend Payout Ratio                         --          --           --

Asset/Liability Management

         The Registrant has established an asset/liability committee which consists of its senior management and several non-employee directors. The committee is responsible for and evaluates the interest rate risk inherent in the Registrant's assets and liabilities, determines the level of risk that is appropriate given the Registrant's business strategy, operating environment, capital, liquidity and performance objectives, and manages this risk consistent with the guidelines approved by the Board of Directors. The committee operates under a policy adopted by the Board of Directors and meets at least quarterly to review its asset/liability policies and interest rate position of the Registrant.

         The Registrant is vulnerable to an increase in interest rates to the extent that its interest-bearing liabilities mature or reprice more rapidly than its interest-earning assets. The Registrant's lending activities have historically emphasized the origination of long-term, adjustable rate and fixed rate loans secured by single-family residences. The primary source of funds has
been   deposits   with   substantially   shorter
maturities. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, this type of an asset/liability mismatch is generally detrimental during periods of rising interest rates.

         To reduce the effect of interest rate changes on net interest income, the Registrant has adopted various strategies to enable management to improve the matching of interest-earning asset maturities to interest-bearing liability maturities. Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The principal elements of these strategies include seeking to:


o    originate adjustable-rate loans;

o the extent that market conditions permit, originate shorter-term consumer loans, which in addition to offering more rate flexibility, typically bear higher interest rates than residential mortgage loans;

o    purchase mortgage-backed securities to provide monthly cash flows; and

o purchase investment securities with maturities that match specific deposit maturities.

Net Portfolio Value

         The Registrant uses the FDIC Regulatory Analysis Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset/Liability Management Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and net portfolio value are potentially affected by a 100 to 300 basis point upward and downward parallel shift (shock) in the Treasury yield curve.

         The following table sets forth, as of December 31, 1999, an estimate of the projected changes in the economic value of equity ("EVE") of instantaneous and permanent increases and decreases in market interest rates in the amount of 100, 200, and 300 basis points ("bp"). One hundred basis points equals one percent. Dollar amounts are expressed in thousands.

                           Economic Value of Equity     EVE as % of PV of Assets
    Change           ---------------------------------- ------------------------
    in Rates         $ Amount      $ Change   % Change    % EVE Ratio BP Change
    --------         --------      --------  ----------   ----------- ----------
                                       (Dollars in thousands)
     +300 bp          9,609        (15,571)      (61.8)        3.8    (533) bp
      +200           14,582        (10,598)      (42.1)        5.6    (352)
      +100           19,681         (5,499)      (21.8)        7.4    (178)
     Unchanged       25,180             --         --          9.2      --
       -100          30,094           4,914        19.5       10.6     149
       -200          33,420           8,240        32.7       11.6     237
       -300          35,500          10,320        40.1       12.0     281

         Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above.
Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Average Balance Sheet

The following table sets forth information relating to our consolidated average balance sheet and reflects the average yield on assets and average costs of liabilities at and for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

                                                                     For the Years Ended December 31,
                                        --------------------------------------------------------------------------------------------
                                                    1999                               1998                        1997
                                        -----------------------------   ------------------------------- ----------------------------
                                        Average              Average     Average              Average   Average            Average
                                        Balance Interest   Yield/Cost    Balance    Interest Yield/Cost  Balance Interest Yield/Cost
                                        ------- --------   ----------    -------    -------- ---------  -------  -------- ---------
                                                                        (Dollars in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net (1)            $134,034 $ 9,935         7.41%  $105,411      $ 8,312     7.89% $106,991   $ 8,562     8.00%
  Securities held to maturity (2)        14,374     905         6.30     17,171        1,157     6.74    26,181     1,824     6.97
  Securities available for sale (3)      87,834   5,376         6.12     93,482        5,922     6.33    70,563     4,862     6.89
  Other interest-earning assets (4)      21,900   1,159         5.29     20,078        1,124     5.60    11,382       670     5.89
                                        -------  ------                 -------       ------            -------    ------
    Total interest-earning assets       258,142  17,375         6.73    236,142       16,515     6.99   215,117    15,918     7.40
  Noninterest-earning assets              8,769                           5,280                           5,569
                                        -------                         -------                         -------
    Total assets                       $266,911                        $241,422                        $220,686
                                        =======                         =======                         =======
INTEREST-BEARING LIABILITIES:
  Deposit accounts:
   NOW accounts                        $ 16,250     281         1.73   $ 13,500          252     1.87  $ 10,358       195     1.88
   Passbook accounts                     30,679     980         3.19     28,671          948     3.31    25,260       785     3.11
   Money market deposit accounts          4,288     126         2.94      4,102          123     3.00     4,051       121     2.99
   Certificates of deposit              144,196   7,457         5.17    151,232        8,441     5.58   141,564     7,881     5.57
  Borrowed funds                         44,427   2,445         5.50     23,596        1,335     5.66    22,012     1,305     5.93
                                        -------  ------                 -------       ------            -------    ------
    Total interest-bearing liabilities  239,840  11,289         4.71    221,101       11,099     5.02   203,245    10,287     5.06
                                                 ------                               ------                       ------
  Noninterest-bearing liabilities         2,736                           2,740                           1,552
                                        -------                         -------                         -------
    Total liabilities                   242,576                         223,841                         204,797
Total equity                             24,335                          17,581                          15,889
                                        -------                         -------                         -------
   Total liabilities and total equity  $266,911                        $241,422                        $220,686
                                        =======                         =======                         =======
   Net interest income
     (tax equivalent basis)                      $6,086                               $5,416                       $5,631
                                                  =====                                =====                        =====
   Interest rate spread (5)                                     2.02%                            1.97%                        2.34%
   Net interest margin (6)                                      2.36%                            2.29%                        2.62%
 Ratio of average interest-
   earning assets to average
   interest-bearing liabilities                                 1.08X                            1.07X                        1.06X


---------------------------------
(1) Loans receivable, net includes non-accrual loans. Interest includes loan origination fees, which are immaterial.
(2)  Includes mortgage-backed and investment securities held to maturity.
(3) Investments, mortgage-backed securities, and loans held for sale are carried at market value. Yields on tax exempt obligations were computed on a tax equivalent basis, at 34%.
(4) Includes federal funds sold, Federal Home Loan Bank stock and interest-earning deposits.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

Volume/Rate Table

         The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate), (ii) changes attributable to changes in rate (change in rate multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the changes due to rate.

                                       Years Ended December 31,        Years Ended December 31,
                                    -----------------------------   --------------------------------
                                          1999 vs. 1998                   1998 vs. 1997
                                    -----------------------------   --------------------------------
                                         Increase (Decrease)               Increase (Decrease)
                                                 Due to                          Due to
                                    -----------------------------   --------------------------------
                                     Volume       Rate       Net       Volume     Rate         Net
                                     ------       ----       ---       ------     ----         ---
                                                             (In thousands)
Interest income:
  Loans receivable, net .........   $ 2,153    $  (530)   $ 1,623    $  (129)   $  (121)   $  (250)
  Securities held to maturity ...      (180)       (72)      (252)      (609)       (58)      (667)
  Securities available for sale .      (353)      (193)      (546)     1,480       (420)     1,060
  Other interest earning assets .        99        (64)        35        489        (35)       454
                                    -------    -------    -------    -------    -------    -------
    Total .......................   $ 1,719    $  (859)   $   860    $ 1,231    $  (634)   $   597
                                    =======    =======    =======    =======    =======    =======
Interest expense:
  NOW Accounts ..................   $    49    $   (20)   $    29    $    58    $    (1)   $    57
  Passbook accounts .............        66        (34)        32        110         53        163
  Money market accounts .........        12         (9)         3          2         --          2
  Certificates of deposit .......      (382)      (602)      (984)       546         14        560
  Borrowed funds ................     1,149        (39)     1,110         91        (61)        30
                                    -------    -------    -------    -------    -------    -------
    Total .......................   $   894    $  (704)   $   190    $   807    $     5    $   812
                                    =======    =======    =======    =======    =======    =======

Net change in net interest income   $   825    $  (155)   $   670    $   424    $  (639)   $  (215)
                                    =======    =======    =======    =======    =======    =======

Personnel

         As of December 31, 1999, the Registrant had 33 full-time employees and 12 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant believes its relationship with its employees to be satisfactory.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. As a bank holding company, the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and by the New Jersey Department of Banking and Insurance Department (the "Department"). This regulation is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary bank. The mutual holding company is a bank holding company and is subject to the regulations summarized below.

         Financial Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company have at least a satisfactory rating under the Community Reinvestment Act and are and continue to be well-capitalized and well-managed.

         The GLB Act also authorizes national banks to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company and any activity that is determined to be financial in nature or incidental to a financial activity, except insurance underwriting, real estate development, real estate investment (except as otherwise permitted by law), insurance company portfolio investments and merchant banking activities. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The GLB Act further provides that a state bank may invest in financial subsidiaries, assuming the requisite investment authority under state law, subject to the same conditions that apply to national bank investments in financial subsidiaries.

         In addition, the GLB Act enacts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

         Federal Law and Other Limitations. A bank holding company may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increase its ownership or control of any bank, without prior approval of the Federal Reserve.

         Federal law also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The principal exceptions to this prohibition involve certain non-bank activities that, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The GLB Act greatly expanded the scope of business activities permissible for bank holding companies by authorizing "financial holding companies." Effective March 11, 2000, the GLB Act will permit a bank holding company, upon classification as a financial holding company and assuming such holding company's subsidiary banks meet certain requirements, to engage in a broad variety of activities "financial" in nature. See "-- Financial Modernization Legislation."

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

Regulation of the Bank

         General. As a New Jersey chartered savings bank insured by the Savings Association Insurance Fund (the "SAIF"), the Bank is subject to extensive regulation and examination by the New Jersey Department of Banking and Insurance (the "Department"), the FDIC, which insures its deposits to the maximum extent permitted by law, and to a much lesser extent, by the Federal Reserve. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in regulation, whether by the Department, the FDIC or the United States Congress, could have a material adverse impact on the Company, the Bank and their operations.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. Under FDIC regulations, the Bank is required to maintain minimum leverage capital (a ratio of Tier 1 capital to total risk-weighted assets) of 3%. For institutions other than those most highly rated by the FDIC, additional capital of at least 100 to 200 basis points is required. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less certain intangible assets, deferred tax assets, certain identified losses and certain investments in securities subsidiaries. As a state-chartered savings bank, the Bank must currently also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities not permissible for national banks.

         In addition to the leverage ratio, the Bank must maintain a ratio of qualifying total capital to risk-weighted assets of at least 8.0%, of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years and certain other capital instruments. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. Under the FDIC's risk-weighted system, all of a bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

         Pursuant to New Jersey banking law, the minimum leverage capital for a depository institution is a ratio of Tier 1 capital to total risk-weighted assets of four percent. However, the Department may require a higher ratio for a particular depository institution.

         New Jersey banking law requires that a depository institution maintain qualifying capital of at least eight percent of its risk weighted assets. At least four percent of this qualifying capital shall be in the form of Tier 1 capital. For purposes of New Jersey banking law, risk weighted assets, Tier 1 capital, and total assets are defined in the same manner as in the FDIC regulations.

         The Bank was in compliance in both the FDIC and New Jersey capital requirements at December, 31, 1999.

         Regulatory Capital Distributions. Earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

         Dividends payable by the Bank to the Company and dividends payable by the Company to stockholders are subject to various additional limitations imposed by federal and state laws, regulations and policies adopted by federal and state regulatory agencies. Under New Jersey law, the Bank may not pay dividends unless, following payment, the capital stock of the Savings Bank would be unimpaired and (a) the Bank will have a surplus of not less than 50% of its capital stock, or, if not, (b) the payment of such dividends will not reduce the surplus of the Bank. Under applicable regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%, unless a higher ratio is required by the Department.

         Loans to One Borrower. Under New Jersey and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. As of December 31, 1999 the Bank's loans-to-one borrower limitations was $3.5 million.

Item 2. Description of Property
-------------------------------

         The Registrant's executive offices are located at 531 North Maple Avenue in Ridgewood, New Jersey. The Registrant conducts its business through three offices, which are located in Ridgewood and Mahwah, New Jersey. The following table sets forth the location of each of the Registrant's offices and the year the office was acquired or leased.

                                            Year Facility
                                                Opened or         Leased or
Office Location                                 Acquired            Owned
---------------                                 --------            -----
Broad Street Office
  55 North Broad Street
  Ridgewood, NJ                                   1964             Leased

Mahwah Office
  6 East Ramapo Avenue
  Mahwah, NJ                                      1995             Leased

Maple Avenue Office
  531 North Maple Avenue
  Ridgewood, NJ                                   1995             Owned

         The Broad Street office lease is dated April 6, 1975 with a term of thirty years. The Mahwah office lease has a term of twelve years. Each lease has a renewal option. The Registrant has a limited service branch which is opened several hours a week that is located in a nursing home in Allendale, New Jersey.

         The Registrant plans to open its fourth branch and new headquarters in April 2000. The office is to be located at 1124 East Ridgewood Avenue, Ridgewood, New Jersey. The property was acquired in 1999.

         (b) Investment Policies. See "Item 1. Business" above for a general description of the Registrant's investment policies and any regulatory or Board of Director's percentage of assets limitations regarding certain investments. The Registrant's investments are primarily to produce income, and to a lesser extent, possible capital gain.

                  (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation," and "Item 2. Description of Property."

                  (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation.

                  (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation.

         (c)     Description of Real Estate and Operating Data.  Not applicable.

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
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended December 31, 1999 (the "Annual Report") is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes in and Disagreements with Accountants On Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
---------------------

                                 Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."


Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management

                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits, Lists and Reports on Form 8-K
-------------------------------------------------

         (a)      The following documents are filed as a part of this report:

         (1) The consolidated statements of financial condition of Ridgewood Financial, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended, together with the related notes and the independent auditors' report of KPMG LLP, independent certified public accountants for the year ended December 31, 1999.

         (2)      Schedules omitted as they are not applicable.

         3. The following exhibits are included in this Report or incorporated herein by reference:

                  (a)      List of Exhibits:
                  3(i)     Certificate of Incorporation of Ridgewood Financial, Inc.*
                  3(ii)    Bylaws of Ridgewood Financial, Inc.*
                  10.1     Employment Agreement with Susan E. Naruk*
                  10.2     Employment Agreement with Nelson Fiordalisi*
                  10.3     Employment Agreement with John Scognamiglio*
                  10.4     Employment Agreement with Jean Miller*
                  10.5     Supplemental Executive Retirement Plan*
                  13       Portions of the Annual Report to Shareholders
                  21       Subsidiaries of the Registrant (See Item 1 -- Description of Business-- General)
                  23       Consent of KPMG LLP
                  27       Financial Data Schedule (electronic filing only)

                  (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.


-----------------
* Incorporated by reference to the identically numbered exhibit of the Registration Statement on Form SB-2 (File No. 333-62363) filed with the Commission on August 27, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed as of March 24, 2000 on its behalf by the undersigned, thereunto duly authorized.

                            Ridgewood Financial, Inc.

                                         By:  /s/Susan E. Naruk
                                              ----------------------------------
                                              Susan E. Naruk
                                              President and Chief
                                              Executive Officer
                                              (duly authorized representative)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 24, 2000.

/s/Susan E. Naruk                                    /s/John Scognamiglio
------------------------------------------           --------------------------------------------
Susan E. Naruk                                       John Scognamiglio
President, Chief Executive Officer,                  Senior Vice President and Chief
and Director                                         Financial Officer
(Principal Executive Officer)                        (Principal Financial and Accounting Officer)

/s/Nelson Fiordalisi                                 /s/Bernard J. Hoogland
------------------------------------------           --------------------------------------------
Nelson Fiordalisi                                    Bernard J. Hoogland
Executive Vice President, Chief Operating            Director
Officer, and Director

/s/Michael W. Azzara                                 /s/John Kandravy
------------------------------------------           --------------------------------------------
Michael W. Azzara                                    John Kandravy
Director                                             Director

/s/Jerome Goodman                                    /s/Robert S. Monteith
------------------------------------------           --------------------------------------------
Jerome Goodman                                       Robert S. Monteith
Director                                             Director

/s/John J. Repetto                                   /s/Paul W. Thornwall
------------------------------------------           --------------------------------------------
John J. Repetto                                      Paul W. Thornwall
Director                                             Director
