Form 10QSB
period 2000-03-31
RIDGEWOOD FINANCIAL INC
filed 2000-05-12
CIK 1068784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                    --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to             .
                                    ------------    ------------

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


             1124 East Ridgewood Avenue, Ridgewood, New Jersey 07450
             -------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (201) 445-4000
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

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

                                    YES  X     NO
                                        ---       ---

    Number of shares of Common Stock outstanding as of May 1, 2000: 3,180,000

Transitional Small Business Disclosure Format (check one)

                                    YES        NO  X
                                        ---       ---

                            RIDGEWOOD FINANCIAL, INC.

                                    Contents
                                    --------

                                                                         Page(s)
                                                                         -------
PART I - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements.........................1-4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operation........................5-6

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings.........................................  7

         Item 2.   Changes in Securities and Use of Proceeds.................  7

         Item 3.   Defaults upon Senior Securities...........................  7

         Item 4.   Submission of Matters to a Vote of Security Holders.......  7

         Item 5.   Other Information.........................................  7

         Item 6.   Exhibits and Reports on Form 8-K..........................  7

         Signatures..........................................................  8

                                 Ridgewood Financial, Inc.
                      Consolidated Statements of Financial Condition
                                      March 31, 2000
                           (In Thousands, Except Per Share Data)


                                                                      03/31/2000   12/31/1999
                                                                      ----------  -----------
                                                                     (Unaudited)
                           Assets
Cash and due from banks                                                  4,939       6,553
Federal funds sold                                                       3,800       3,900
                                                                      --------    --------
     Cash and cash equivalents                                           8,739      10,453

Investment securities:
     Held to maturity (fair values approximates $824 and $847 at           826         860
         March 31, 2000 and December 31, 1999, respectively)
     Available for sale                                                 37,665      39,476
Mortgage-backed securities:
     Held to maturity (fair values approximates $16,417 and $17,088     16,735      17,340
       at March 31, 2000 and December 31, 1999, respectively)
     Available for sale                                                 26,798      28,265
Loans receivable, net of allowance for loan losses of $946 and $924
     at March 31, 2000 and December 31, 1999, respectively             173,255     167,468
Accrued interest receivable                                              1,686       1,733
Premise and equipment, net                                               8,005       7,099
Federal Home Loan Bank stock, at cost                                    2,622       2,622
Other assets                                                             1,498       1,530
                                                                      --------    --------
                        Total assets                                   277,829     276,846
                                                                      ========    ========

            Liabilities and Shareholders' Equity
Liabilities:
Deposits
     Interest bearing                                                  198,377     195,467
     Non-interest bearing                                                5,865       6,470
                                                                      --------    --------
          Total deposits                                               204,242     201,937
Borrowed funds                                                          46,648      48,678
Advances from borrowers for tax and insurance                            1,294       1,247
Accounts payable and other liabilities                                     773         369
                                                                      --------    --------
                      Total liabilities                                252,957     252,231
                                                                      --------    --------

Shareholders' equity:
Preferred stock, no par value.  Authorized 5,000,000 shares;
      none issued and outstanding                                            -           -
Common Stock, par value $.10.  Authorized 10,000,000 shares;
     3,180,000 shares issued and outstanding in 2000 and 1999              318         318
Additional paid-in-capital                                               9,420       9,428
Retained earnings                                                       17,980      17,802
Unallocated common stock held by employee stock ownership plan            (887)       (913)
Accumulated other comprehensive loss                                    (1,959)     (2,020)
                                                                      --------    --------
                 Total shareholders' equity                             24,872      24,615
                                                                      --------    --------
         Total liabilities and shareholders' equity                    277,829     276,846
                                                                      ========    ========

See accompanying notes to consolidated financial statements.

                            Ridgewood Financial, Inc.
                        Consolidated Statements of Income
                For the three months ended March 31,2000 and 1999
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                       03/31/2000 03/31/1999
                                                       ---------- ----------
Interest income:
Loans receivable                                          3,025       2,107
Investment securities held to maturity                        8          15
Investment securities available for sale
     Taxable                                                252          41
     Tax-exempt                                             285         245
Mortgage-backed securities held to maturity                 285         177
Mortgage-backed securities available for sale               432       1,172
Interest on federal funds sold and other short-term
     investments and dividends on FHLB stock                158         307
                                                      ---------   ---------

                    Total interest income                 4,445       4,064
                                                      ---------   ---------

Interest expense:
Deposits                                                  2,292       2,291
Borrowed funds                                              674         457
                                                      ---------   ---------
                    Total interest expense                2,966       2,748
                                                      ---------   ---------
          Net interest income before provision
                       for loan loss                      1,479       1,316
                                                      ---------   ---------

Provision for loan losses                                    22          36
                                                      ---------   ---------
                     Net interest income                  1,457       1,280
                                                      ---------   ---------
Non-interest income:
Fees and service charges                                     40          36
Other                                                         4           1
                                                      ---------   ---------
                    Total non-interest income                44          37
                                                      ---------   ---------
Non-interest expenses:
Salaries and benefits                                       632         609
Occupancy and equipment                                     307         315
Advertising and promotion                                    25          27
SAIF deposit insurance premium                               10          30
Other expenses                                              176         155
                                                      ---------   ---------
                    Total non-interest expense            1,150       1,136
                                                      ---------   ---------
               Income before income taxes                   351         181

Income tax expense                                           50           -
                                                      ---------   ---------
                       Net Income                           301         181
                                                      =========   =========
Earnings per common share:
     Basic                                                 0.10        0.06
     Diluted                                               0.10        0.06
                                                      =========   =========
Weighted average shares outstanding:
     Basic                                            3,073,564   3,138,912
     Diluted                                          3,073,564   3,138,912

See accompanying notes to consolidated financial statements.

                                 Ridgewood Financial, Inc.
                           Consolidated Statements of Cash Flows
                    For the three months ended March 31, 2000 and 1999
                                        (Unaudited)
                                       (In Thousands)


                                                                       03/31/2000 03/31/1999
                                                                       ---------- ----------
Cash flows from operating activities:
     Net Income                                                             301        181
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation                                                         48         57
        Amortization of loan fees                                           (24)       (67)
        Premiums and discounts on mortgage-backed
          and investment securities                                          83        400
        Provision for loan losses                                            22         36
        Increase in deferred taxes                                          160        235
        Decrease (increase) in accrued interest receivable                   47        (40)
        (Increase) decrease in other assets, net                           (128)       137
        Increase (decrease) in other liabilities                            404        (31)
                                                                        -------    -------
             Net cash provided by operating activities                      913        908
                                                                        -------    -------
Cash flows from investing activities:
     Net increase in first mortgage loans                                (5,823)    (7,472)
     Principal collected on mortgage-backed securities                    1,909     12,854
     Purchases of investment securities available for sale                    -    (15,771)
     Proceeds from sales of investment securities available for sale          -        127
     Maturities and calls of investment securities available for sale     2,000          -
     Principal collected on investment securities                            23          -
     Purchases of premises and equipment                                   (954)    (4,034)
     Proceeds from collection of loan fees                                    1         22
     Allocation of employee stock ownership shares                           22         25
                                                                        -------    -------

             Net cash used by investing activities                       (2,822)   (14,249)
                                                                        -------    -------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                  2,305     (9,984)
     Proceeds from borrowed funds                                             -      4,487
     Repayment of borrowed funds                                         (2,030)         -
     Net increase in advances from borrowers for
        taxes and insurance                                                  47         87
     Decrease in IPO subscription payable                                     -    (17,809)
     Dividends Paid                                                        (127)         -
     Net proceeds from initial public offering                                -      9,751
     Purchase of employee stock ownership plan stock                          -       (601)
     Captialization of mutual holding company                                 -       (200)
                                                                        -------    -------
             Net Cash provided (used) by financing activities               195    (14,269)
                                                                        -------    -------
             Net decrease in cash and cash equivalents                   (1,714)   (27,610)

Cash and cash equivalents at beginning of year                           10,453     43,474
                                                                        -------    -------
Cash and cash equivalents at end of year                                  8,739     15,864
                                                                        =======    =======
Supplemental disclosures of cash flow information-cash payments for:
        Interest on deposits and borrowed funds                           2,974      2,782
        Income taxes                                                          5        477

See accompanying notes to consolidated financial statements.

                           RIDGEWOOD FINANCIAL, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated statements of financial condition, statements of income and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated statements of income are not necessarily indicative of results which may be expected for the entire year or any other interim period. The condensed financial statements as of and for the three month period ended March 31, 2000 and 1999, include the accounts of Ridgewood Savings Bank of New Jersey (the "Bank") which became the wholly owned subsidiary of Ridgewood Financial, Inc. (The "Company") on January 7, 1999. The Company's business is conducted principally through the Bank.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed unaudited financial statement be read in conjunction with the Form 10-KSB for the year ended December 31, 1999.

(2)      Comprehensive income (loss) for the three months ended

                                                    03/31/2000    03/31/1999
                                                ---------------   -----------

Net income                                            $ 301         $ 181
Change in unrealized gain on securities
     available for sale, net of taxes                    61          (200)
                                                      -----         -----
Comprehensive income (loss)                           $ 362         $ (19)
                                                      =====         =====

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Ridgewood Financial Inc.'s (the "Company") business is conducted principally through Ridgewood Savings Bank of New Jersey (the "Bank"). All references to the Company refer collectively to the Company and the Bank.

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words believes, anticipates, contemplates, expects, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, risks associated with the effect of opening a new branch, year 2000 issues and general economic conditions. Ridgewood Financial Inc. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         For the three month period ended March 31, 2000, net income increased $120,000 to $301,000 or$.10 per diluted share, from $181,000, or $.06 per diluted share, for the same period in 1999. In general, higher net income for the current year three month period was primarily the result of management's efforts to increase net interest income. Total non-interest income and expense remained relatively unchanged for the current year three month period as compared to the same period in 1999. Effective January 1, 2000, the FDIC reduced deposit insurance premiums assessments from an annual rate of approximately
 .059% to an annual rate of approximately .021% on total deposits.

CHANGES IN  FINANCIAL CONDITION

     At March 31, 2000, total assets remained relatively constant at $277.8 million from $276.8 million at December 31, 1999. Though total assets remained relatively constant at March 31, 2000, premises and equipment was the most significant increase. At March 31, 2000, premises and equipment increased approximately $910,000 to $8.01 million from $7.10 million at December 31, 1999, as the Company continued construction renovations on its new branch office and corporate headquarters on East Ridgewood Avenue. At March 31, 2000, the Company estimated that additional costs to complete the renovations of this new location to be $620,000. The new location was opened for business on May 1, 2000. Non-interest bearing deposits decreased approximately $600,000 to $5.87 million at March 31, 2000 from $6.47 million at December 31, 1999 as a result of normal periodic fluctuations.

RESULTS OF OPERATIONS

     Net Interest Income. Net interest income before provision for loan losses for the three month period ended March 31, 2000 increased approximately
$160,000, or12.1%, to $1.48 million compared to $1.32 million for the same period in 1999. Net interest income (on a tax equivalent basis) before provision for loan losses for the three month period March 31, 2000 increased approximately $190,000, or 13.2 %, to $1.63 million compared to $1.44 million for the same period in 1999. The interest rate spread (on a tax equivalent basis), which is the difference between the yield on average interest earning assets less the cost of interest bearing liabilities, increased to 2.20 % for the three month period ended March 31, 2000 from 1.86 % for the same period in 1999. The improved net interest rate spread for the current  year  period was  primarily  attributed  to the  increase  in the total average balance of loans receivable, net and the average costs of funds for total average interest-bearing liabilities remaining relatively constant. Competitive pressure and higher interest rates paid on deposits in the future may reduce the spread between asset yields and the cost of funds.

     Interest Income. Total interest income increased to $4.45 million for the three months ended March 31, 2000 from $4.06 million for the same period in 1999. Interest income on a tax equivalent basis, increased to $4.59 million for the three months ended March 31, 2000 from $4.19 million for the same period in 1999. The average interest rate yield earned for total interest earning assets for the current year three month period was 7.01% compared to 6.68% for the same period in 1999. The increase in total interest income was primarily related to the increase in the total average balance of loans receivable, net offset by a decline in the total average balance of the securities available for sale portfolio.

     Interest income on loans receivable, net increased approximately $920,000 to $3.03 million for the current year three month period from $2.11 million for the same period in 1999. Total average balances of loan receivables, net increased $58.8 million resulting from new net loan originations including the purchase of $15.2 million in residential mortgage loans in May 1999. Such increase in interest income on loans was offset by a decline of 56 basis points in the average interest rate yield. For the current year three month period, the average interest rate yield was 7.21% compared to 7.77% for the same period in 1999.

     Interest income on securities available for sale declined approximately $491,000 to $969,000 for the current year three month period from $1.46 million for the same period in 1999. Interest income on securities available for sale on a tax equivalent basis declined approximately $460,000 to $1.12 million for the current year three month period from $1.58 million for the same period in 1999. Lower interest income was due to a $40.8 million decline in the total average balance of the securities for sale portfolio. Such decline in the average balance was related to the sale of mortgage backed securities during July 1999. The average interest rate yield for the current year three month period was 6.72% compared to 5.98% for the same period in 1999.

     Interest expense. Total interest expense for the three month period ended March 31, 2000 increased approximately $220,000 to $2.97 million from $2.75 million for the same period in 1999. The increase was primarily related to an increase in the average balance of borrowed funds totaling $14.2 million to $48.1 million at March 31, 2000 . Average cost of funds for borrowed funds was 5.64% for the current year three month period compared to 5.46% for the same period in 1999. Average cost of funds for total interest-bearing liabilities for the current year three month period was 4.81% compared to 4.82% for the same period in 1999.

     Provision for loan losses. For the three months ended March 31, 2000, the provision for loan loss was $22,000 as compared to $36,000 for the comparable 1999 period. Non-performing loans at March 31, 2000 were $69,000 compared to $133,000 at December 31, 1999. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) 3(i)    Certificate of Incorporation of Ridgewood Financial, Inc.*
             3(ii)   Bylaws of Ridgewood Financial, Inc.*
            10.1     Amended Form of Employment Agreement with Susan E. Naruk
            10.2     Amended Form of Employment Agreement with Nelson Fiordalisi
            10.5     Supplemental Executive Retirement Plan*
            27       Financial Data Schedule (electronic data filing only)
            * Incorporated by reference to the identically numbered exhibits of the Registrant's Form SB-2 (333-62363).
         (b) No reports on Form 8-K were filed during the quarter ended
             March 31, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIDGEWOOD FINANCIAL, INC.



Date:  May 12, 2000            By: /s/Susan E. Naruk
                                   ---------------------------------------------
                                   Susan E. Naruk
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)
                                   (Duly Authorized Officer)



Date:  May 12, 2000            By:  /s/John Scognamiglio
                                    --------------------------------------------
                                    John Scognamiglio
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                       Chief Accounting Officer)