Form 10QSB
period 2000-06-30
RIDGEWOOD FINANCIAL INC
filed 2000-08-08
CIK 1068784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________.

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


             1124 East Ridgewood Avenue, Ridgewood, New Jersey 07450
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)


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

                             YES      X               NO
                                 ------------             ------

  Number of shares of Common Stock outstanding as of August 1, 2000: 3,180,000

Transitional Small Business Disclosure Format (check one)

                             YES                       NO   X
                                 ------------             ------

                            RIDGEWOOD FINANCIAL, INC.

                                    Contents
                                    --------

                                                                         Page(s)
PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements............................1-4

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................5-7

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings............................................ 8

     Item 2.   Changes in Securities and Use of Proceeds.................... 8

     Item 3.   Defaults upon Senior Securities.............................. 8

     Item 4.   Submission of Matters to a Vote of Security Holders.......... 8

     Item 5.   Other Information............................................ 8

     Item 6.   Exhibits and Reports on Form 8-K............................. 9

     Signatures.............................................................10

                             Ridgewood Financial Inc
                 Consolidated Statements of Financial Condition
                                  June 30, 2000
                        (In Thousands, Except Share Date)
                                   (Unaudited)

                                                                                    June 30,         December 31,
                                                                                      2000               1999
                                                                                      ----               ----
                                   Assets
Cash and due from banks                                                               4,522              6,553
Federal funds sold                                                                    3,700              3,900
                                                                                   ---------         ----------
     Cash and cash equivalents                                                        8,222             10,453

Investment securities:
     Held to maturity (fair values approximate $739 and $847 at
         June 30, 2000 and December 31, 1999, respectively)                             718                860
     Available for sale                                                              37,933             39,476
Mortgage-backed securities:
     Held to maturity (fair values approximate $15,877 and $17,088 at
         June 30, 2000 and December 31, 1999, respectively)                          16,139             17,340
     Available for sale                                                              25,300             28,265
Loans receivable, net of allowance for loan losses of $967 and $924 at
     June 30, 2000 and December 31, 1999, respectively                              182,728            167,468
Accrued interest receivable                                                           1,797              1,733
Premise and equipment, net                                                            8,763              7,099
Federal Home Loan Bank stock, at cost                                                 2,622              2,622
Other assets                                                                          1,464              1,530
                                                                                   ---------         ----------
                                Total Assets                                        285,686            276,846
                                                                                   ========          =========

                    Liabilities and Shareholders' Equity
Liabilities:
Deposits
     Interest bearing                                                               201,291            195,467
     Non-interest bearing                                                             6,480              6,470
                                                                                   ---------         ----------
          Total deposits                                                            207,771            201,937

Borrowed funds                                                                       50,618             48,678
Advances from borrowers for tax and insurance                                         1,393              1,247
Accounts payable and other liabilities                                                  663                369
                                                                                   ---------         ----------

                              Total liabilities                                     260,445            252,231
                                                                                   ---------         ----------
Commitments and contingencies                                                             -                  -

Shareholders' equity:
Preferred stock, no par value.  Authorized 5,000,000 shares;
      none issued and outstanding                                                         -                  -
Common Stock, par value $.10.  Authorized 10,000,000 shares;
     3,180,000 shares issued and outstanding in 2000 and 1999                           318                318
Additional paid-in-capital                                                            9,410              9,428
Retained earnings                                                                    18,094             17,802
Unallocated common stock held by employee stock ownership plan                         (862)              (913)
Accumulated other comprehensive loss                                                 (1,719)            (2,020)
                                                                                   ---------         ----------
                         Total shareholders' equity                                  25,241             24,615
                                                                                   ---------         ----------
                 Total liabilities and shareholders' equity                         285,686            276,846
                                                                                   ========          =========

See accompanying notes to consolidated financial statements.

                                 Ridgewood Financial, Inc.
                        Consolidated Statements of Income (Expense)
                             (In Thousands, Except Share Date)
                                        (Unaudited)

                                                                  Three Months Ended                    Year to Date
                                                                       June 30,                            June 30,
                                                                 2000             1999              2000            1999
                                                                 ----             ----              ----            ----
Interest income:
Loans receivable                                                 3,235            2,283             6,260           4,390
Investment Securities held to maturity                               9               12                17              27
Investment Securities available for sale
     Taxable                                                       232               42               484              83
     Tax-exempt                                                    284              336               569             581
Mortgage-backed securities held to maturity                        279              166               564             343
Mortgage-backed securities available for sale                      442              936               874           2,108
Interest on federal funds sold and other short-term
     investments and dividends on FHLB stock                       155              201               313             508
                                                             ---------        ---------         ---------       ---------
                    Total interest income                        4,636            3,976             9,081           8,040
                                                             ---------        ---------         ---------       ---------
Interest expense:
Deposits                                                         2,462            2,177             4,754           4,468
Borrowed funds                                                     676              576             1,350           1,033
                                                             ---------        ---------         ---------       ---------
                   Total interest expense                        3,138            2,753             6,104           5,501
                                                             ---------        ---------         ---------       ---------
          Net interest income before provision                   1,498            1,223             2,977           2,539
                       for loan loss

Provision for loan losses                                           21               36                43              72
                                                             ---------        ---------         ---------       ---------
                     Net interest income                         1,477            1,187             2,934           2,467
                                                             ---------        ---------         ---------       ---------

Non-interest income:
Fees and service charges                                            62               39               102              75
(Loss) gain on sale of securities                                    -           (1,070)                -          (1,070)
Other                                                                5                5                 9               6
                                                             ---------        ---------         ---------       ---------
      Total non-interest income                                     67           (1,026)              111            (989)
                                                             ---------        ---------         ---------       ---------
Non-interest expenses:
Salaries and benefits                                              667              566             1,299           1,175
Occupancy and equipment                                            372              295               679             610
Advertising and promotion                                           65               18                90              45
SAIF deposit insurance premium                                      11               33                21              63
Other expenses                                                     178              188               354             343
                                                             ---------        ---------         ---------       ---------
                  Total noninterest expense                      1,293            1,100             2,443           2,236
                                                             ---------        ---------         ---------       ---------
               Income before income taxes                          251             (939)              602            (758)

Income taxes expense (benefit)                                      16             (415)               66            (415)
                                                             ---------        ---------         ---------       ---------
                       Net Income (Loss)                           235             (524)              536            (343)
                                                             =========        =========         =========       =========

Earnings per common share:
     Basic                                                        0.08            (0.17)             0.17           (0.11)
     Diluted                                                      0.08            (0.17)             0.17           (0.11)
                                                             =========        =========         =========       =========

Weighted average shares outstanding:
     Basic                                                   3,076,516        3,089,872         3,075,037       3,113,803
     Diluted                                                 3,076,516        3,089,872         3,075,037       3,113,803


See accompanying notes to consolidated financial statements.

                       Ridgewood Financial Inc.
                 Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2000
                        (In Thousands) (Unaudited)

                                                                                 6/30/2000            06/30/1999
                                                                                 ---------            ----------
Cash flows from operating activities:
     Net Income                                                                      536                   (343)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation                                                                 133                    109
        Amortization of loan fees                                                    (54)                  (104)
        Premiums and discounts on mortgage-backed
          and investment securities                                                  127                  1,827
        Provision for loan losses                                                     43                     72
        Increase in deferred taxes                                                   124                     44
        Decrease in accrued interest receivable                                      (64)                  (277)
        (Increase) decrease in other assets, net                                    (229)                   143
        Increase (decrease) in other liabilities                                     294                    (62)
                                                                                 -------                -------
             Net cash provided by operating activities                               910                  1,409
                                                                                 -------                -------

Cash flows from investing activities:
     Net increase in first mortgage loans                                        (15,261)               (15,348)
     Purchase of first mortgage loans                                                  -                (15,180)
     Principal collected on mortgage-backed securities                             4,075                 22,167
     Purchases of investment securities available for sale                             -                (15,771)
     Maturities and calls of investment securities available for sale              2,000                      -
     Principal collected on investment securities                                    123                    201
     Purchases of premises and equipment                                          (1,797)                (4,109)
     Purchases of Federal Home Loan Bank stock                                         -                   (673)
     Proceeds from collection of loan fees                                            11                     36
     Allocation of employee stock ownership shares                                    33                     48
                                                                                 -------                -------
             Net cash used in investing activities                               (10,816)               (28,629)
                                                                                 -------                -------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                           5,834                (15,217)
     Proceeds from borrowed funds                                                 17,000                 19,774
     Repayment of borrowed funds                                                 (15,060)                     -
     Net increase in advances from borrowers for
        taxes and insurance                                                          146                    154
     Decrease in IPO subscription payable                                              -                (17,809)
     Dividends paid                                                                 (245)                     -
     Net proceeds from initial public offering                                         -                  9,751
     Purchase of employee stock ownership plan stock                                   -                   (968)
     Captialization of mutual holding company                                          -                   (200)
                                                                                 -------                -------
             Net cash provided by (used in) financing activities                   7,675                 (4,515)
                                                                                 -------                -------

             Net decrease in cash and cash equivalents                            (2,231)               (31,735)

Cash and cash equivalents at beginning of year                                    10,453                 43,474
                                                                                 -------                -------
Cash and cash equivalents at end of year                                           8,222                 11,739
                                                                                 =======                =======

Supplemental disclosures of cash flow information-cash
     payments for:
        Interest on deposits and borrowed funds                                    6,104                  5,532
        Income taxes                                                                 203                     48
     Non-cash transactions - writedown of securities                                   -                  1,070


See accompanying notes to consolidated financial statements.

                           RIDGEWOOD FINANCIAL, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated statements of financial condition, statements of income and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated statements of income are not necessarily indicative of results which may be expected for the entire year or any other interim period. The condensed financial statements as of and for the three and six month periods ended June 30, 2000, include the accounts of Ridgewood Savings Bank of New Jersey (the "Bank") which became the wholly owned subsidiary of Ridgewood Financial, Inc. (The "Company") on January 7, 1999. The Company's business is conducted principally through the Bank.

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

(2) Comprehensive income (loss) for the three and six month periods ended, as follows:

                                                 Three Months              Six Months
                                             --------------------      --------------------
                                             6/30/2000  6/30/1999      6/30/2000  6/30/1999
                                             ---------  ---------      ---------  ---------

Net income                                     $ 235      $  (524)        $ 536    $  (343)
Change in unrealized loss on securities
     available for sale, net of taxes            240         (600)          301       (800)
                                               -----      -------         -----    -------
Comprehensive income (loss)                    $ 475      $(1,124)        $ 837    $(1,143)
                                               =====      =======         =====    =======


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

OVERVIEW

         For the three months ended June 30, 2000, net income increased $759,000 to $235,000, or $.08 per diluted share, from a net loss of $524,000, or a loss of $.17 per diluted share, for the comparative 1999 period. For the six months ended June 30, 2000, net income increased $879,000 to $536,000 or $.17 per diluted share, from a net loss of $343,000, or a loss of $.11 per diluted share, for the comparative fiscal 1999 period. In general, higher net income for the current three and six month periods was primarily the result of the Company's continued efforts to increase net interest income by investing in higher yielding interest earning assets. Also, in the prior three and six month periods, the Company incurred a net loss of $1.1 million on the sale of its mortgaged backed securities available for sale. Non-interest expenses for the current three and six month periods increased slightly due to the opening of our new headquarters and branch on May 1, 2000. Non-interest expenses in future periods may continue to increase due to additional costs in operating the new headquarters and branch.

CHANGES IN  FINANCIAL CONDITION

         At June 30, 2000, total assets increased $8.9 million to $285.7 million from $276.8 million at December 31, 1999. Of this increase, net loans receivable increased $15.2 million to $182.7 million from $167.5 million at December 31, 1999. Such increase was due to a very strong local housing economy and competitive pricing of loan products. In order to fund the new loan originations at June 30, 2000, the Company used funds from cash and cash equivalents and the available for sale and held to maturity securities portfolios. The available for sale and held to maturity securities portfolios declined a total of $5.9 million from December 31, 1999 as a result of amortization and prepayments. In addition, at June 30, 2000, cash and cash equivalents decreased $2.3 million to $8.2 million.

         Total shareholders' equity increased $626,000 to $25.2 million at June 30, 2000 primarily due to net income of $536,000 for the six months ended June 30, 2000 in addition to a $301,000 decrease in unrealized losses on securities available for sale, net of taxes. Because of interest rate volatility and accumulated other comprehensive loss, stockholder's equity could materially fluctuate for each interim period and year-end period.

RESULTS OF OPERATIONS

         Net Interest Income. Net interest income before provision for loan losses for the three month and six month periods ended June 30, 2000 was $1.5 million and $3.0 million, respectively, compared to $1.2 million and $2.5 million, respectively, for the same periods in 1999. Net interest income (on a tax equivalent basis) before provision for loan losses for the three and six month periods ended June 30, 2000 was $1.6 million and $3.3 million, respectively, compared to $1.3 million and $2.8 million for the same periods in 1999. The interest rate spread (on a tax equivalent basis), which is the difference between the yield on average interest earning assets less the cost of average interest bearing liabilities, for the three and six month periods ended June 30, 2000 were 2.27% and 2.21%, respectively, compared to 1.86% and 2.08%, respectively, for the same periods in 1999. The increase in interest rate spread for the current three and six month periods was primarily the result of an increase in the average yield on interest earning assets offset by an increase in average cost of funds on interest bearing liabilities.

         Interest Income. Interest income on a tax equivalent basis for the three and six months ended June 30, 2000 increased to $4.8 million and $9.4 million, respectively, from $4.0 million and $8.3 million, respectively, for the same periods in 1999. The increase was primarily due to higher average balances in loans receivable offset by a decrease in the average balance of securities available for sale.

         Interest income on loans receivable, net increased for the current three and six months periods increased approximately $952,000 and $1.9 million, respectively, to $3.2 million and $6.3 million from the same period in 1999. The increase was due to $54.3 million and $56.5 million increase in the average balance of loans receivable resulting from originations of new loans in excess of prepayments and amortization. The increase in the average balance of loans was offset by a decline in the average yield for the current three and six months periods of 13 and 57 basis points, respectively. For the current three and six months periods average yields were 7.32% and 7.30%, respectively. Decreases in the average yields for the current three and six months periods were due to lower interest rates on originated loans during the first half of 1999 and the prepayment and amortization of higher rate loans.

         Interest Expense. Total interest expense for the three and six month periods ended June 30, 2000 was $3.1 million and $6.1 million compared to $2.8 million and $5.5 million, respectively, for the same periods in fiscal 1999. The increase in interest expense for the current three and six month periods were primarily related to increases in the average balances of time deposits and the average balance of borrowed funds coupled with an increase in average cost of funds for the current three month period. Average time deposits for the current three month and six month periods ended totaled $153.1 million and $149.5 million, respectively compared to $143.4 million and $146.2 million, respectively for the same period in 1999. Average costs of funds for time deposits for the current three month period increased 35 basis points to 5.52% from 5.17%.

         Average borrowed funds for the current three month and six month periods ended totaled $46.6 million and $47.4 million, respectively compared to $43.0 million and $38.5 million, respectively, for the same periods in 1999. Average cost of funds for borrowed funds for the current three month periods increased 44 basis points to 5.82% from 5.38%.

         Provision for Loan Losses. The provision for loan losses for the three and six month periods ended June 30, 2000 was $21,000 and $43,000, compared to $36,000 and $72,000, respectively, for the same periods in fiscal 1999. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-Interest Expenses. Total non-interest expense for the three and six month periods ended June 30, 2000 was $1.3 million and $2.4 million compared to $1.1 million and $2.2 million, respectively, for the same periods in fiscal 1999. The most significant increases in non-interest expenses for the current three month and six month periods were primarily attributable to salaries and benefits, occupancy and equipment, and advertising and promotion. Such increases in the respective expenses for the current three and six month periods were mainly attributable to the May 1, 2000 opening of our new headquarters and branch.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                   The Annual Meeting of Shareholders of the Company was held on April 24, 2000 and the following matter was voted upon:

                   Proposal 1 - Election of directors with terms to expire in 2003. All directors were elected as follows:

                                                                                        WITHHELD
                                                                                           FROM
                                                                       NOMINEE          NOMINEE
                                                                       -------          -------

                   Michael W. Azzara                                  2,956,294          15,583

                   Jerome Goodman                                     2,957,294          14,583

                   Susan E. Naruk                                     2,957,294          14,583

                   Proposal 2 - To ratify the appointment of KPMG LLP, as independent accountants for the Company for the fiscal year
                   December 31, 2000.

                                                                       FOR      AGAINST        ABSTAIN
                                                                       ---      -------        -------
                                                                     2,963,577   5,100          3,200



Item 5.  Other Information
         -----------------

                   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) 3(i)   Certificate of Incorporation of Ridgewood Financial, Inc.*
             3(ii)  Bylaws of Ridgewood Financial, Inc.*
             10.1   Amended Form of Employment  Agreement with Susan E. Naruk*
             10.2   Amended Form of Employment Agreement with Nelson Fiordalisi*
             10.5   Supplemental  Executive  Retirement Plan*
             27     Financial Data Schedule (electronic data filing only)

             * Incorporated by reference to the identically numbered exhibits of the Registrant's Form SB-2 (333- 62363).

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIDGEWOOD FINANCIAL, INC.





Date: August 8, 2000             By:      /s/ Susan E. Naruk
                                          ------------------
                                          Susan E. Naruk
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)
                                          (Duly Authorized Officer)



Date: August 8, 2000             By:      /s/ John Scognamiglio
                                          ---------------------
                                          John Scognamiglio
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and Chief Accounting Officer)