Form 10QSB
period 2000-09-30
RIDGEWOOD FINANCIAL INC
filed 2000-11-14
CIK 1068784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000
                                                 ------------------

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

  Number of shares of Common Stock outstanding as of November 1, 2000: 3,180,000

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

                            RIDGEWOOD FINANCIAL, INC.

                                    Contents
                                    --------

                                                                         Page(s)
PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements............................1-4

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................5-8

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings............................................ 9

     Item 2.   Changes in Securities and Use of Proceeds.................... 9

     Item 3.   Defaults upon Senior Securities.............................. 9

     Item 4.   Submission of Matters to a Vote of Security Holders.......... 9

     Item 5.   Other Information............................................ 9

     Item 6.   Exhibits and Reports on Form 8-K............................. 9

     Signatures.............................................................10

                             Ridgewood Financial Inc
                 Consolidated Statements of Financial Condition
                    September 30, 2000 and December 31, 2000
                        (In Thousands, Except Share Date)
                                   (Unaudited)

                                                                       September 30,  December 31,
                                                                            2000        1999
                                                                            ----        ----
                                   Assets
Cash and due from banks                                                     9,102       6,553
Federal funds sold                                                          3,400       3,900
                                                                          -------     -------
     Cash and cash equivalents                                             12,502      10,453

Investment securities:
     Held to maturity (fair values approximates $666 and $847 at
         September 30, 2000 and December 31, 1999, respectively)              641         860
     Available for sale                                                    38,436      39,476
Mortgage-backed securities:
     Held to maturity (fair values approximates $15,467 and $17,088 at
         September 30, 2000 and December 31, 1999, respectively)           15,535      17,340
     Available for sale                                                    18,728      28,265
Loans Receivable, net of allowance for loan losses of $989 and $924 at
     September 30, 2000 and December 31, 1999, respectively               188,279     167,468
Accrued interest receivable                                                 1,769       1,733
Premise and equipment, net                                                  8,746       7,099
Federal Home Loan Bank stock, at cost                                       2,622       2,622
Other assets                                                                1,413       1,530
                                                                         --------    --------
                                Total Assets                              288,671     276,846
                                                                         ========    ========

                    Liabilities and Shareholders' Equity
Liabilities:
Deposits
     Interest bearing                                                     215,337     195,467
     Non-interest bearing                                                   5,130       6,470
                                                                          -------     -------
          Total deposits                                                  220,467     201,937

Borrowed funds                                                             40,087      48,678
Advances from borrowers for tax and insurance                               1,308       1,247
Accounts payable and other liabilities                                        980         369
                                                                         --------    --------

                              Total liabilities                           262,842     252,231
                                                                         --------    --------
Commitments and contingencies                                                   -           -

Shareholders' equity:
Preferred stock, no par value.  Authorized 5,000,000 shares;
      none issued and outstanding                                               -           -
Common Stock, par value $.10.  Authorized 10,000,000 shares;
     3,180,000 shares issued and outstanding in 2000 and 1999                 318         318
Additional paid-in-capital                                                  9,422       9,428
Retained earnings                                                          18,174      17,802
Unallocated common stock held by employee stock ownership plan               (837)       (913)
Accumulated other comprehensive loss                                       (1,248)     (2,020)
                                                                         --------    --------
                         Total shareholders' equity                        25,829      24,615
                                                                         --------    --------

                 Total liabilities and shareholders' equity               288,671     276,846
                                                                         ========    ========

                            Ridgewood Financial, Inc.
                   Consolidated Statements of Income (Expense)
                        (In Thousands, Except Share Date)
                                   (Unaudited)

                                                         Three Months Ended            Year to Date
                                                      ------------------------    ----------------------
                                                              September 30,            September 30,
                                                            2000          1999         2000         1999
Interest income:
Loans receivable                                           3,389         2,633        9,649        7,023
Investment Securities held to maturity                        11            38           28           65
Investment Securities available for sale
     Taxable                                                 233           151          717          234
     Tax-exempt                                              286           320          855          901
Mortgage-backed securities held to maturity                  273           224          837          567
Mortgage-backed securities available for sale                364           492        1,238        2,600
Interest on federal funds sold and other short-term
     investments and dividends on FHLB stock                 168           463          481          971
                                                      ----------    ----------   ----------    ---------
                    Total interest income                  4,724         4,321       13,805       12,361
                                                      ----------    ----------   ----------    ---------

Interest expense:
Deposits                                                   2,599         2,166        7,353        6,634
Borrowed funds                                               729           725        2,079        1,758
                                                      ----------    ----------   ----------    ---------
                   Total interest expense                  3,328         2,891        9,432        8,392
                                                      ----------    ----------   ----------    ---------

          Net interest income before provision
                       for loan losses                     1,396         1,430        4,373        3,969

Provision for loan losses                                     22            15           65           87
                                                      ----------    ----------   ----------    ---------
                     Net interest income                   1,374         1,415        4,308        3,882
                                                      ----------    ----------   ----------    ---------
Non-interest income:
Fees and service charges                                      55            40          157          115
Gain (loss) on sale of securities                              5             1            5       (1,069)
Other                                                          1             -           10            6
                                                      ----------    ----------   ----------    ---------
                     Total non-interest income                61            41          172         (948)
                                                      ----------    ----------   ----------    ---------
Non-interest expenses:
Salaries and benefits                                        555           590        1,854        1,765
Occupancy and equipment                                      425           309        1,104          919
Advertising and promotion                                     65            34          155           79
SAIF deposit insurance premium                                10            28           31           91
Other expenses                                               179           146          533          489
                                                      ----------    ----------   ----------    ---------
                  Total non-interest expense               1,234         1,107        3,677        3,343
                                                      ----------    ----------   ----------    ---------
               Income (loss) before income taxes             201           349          803         (409)

Income taxes (benefit) expense                                (3)           31           63         (384)
                                                      ----------    ----------   ----------    ---------
                   Net Income (Loss)                         204           318          740          (25)
                                                      ==========    ==========   ==========   ==========

Earnings per common share:
     Basic                                                  0.07          0.10         0.24        (0.01)
     Diluted                                                0.07          0.10         0.24        (0.01)
                                                      ==========    ==========   ==========   ==========

Weighted average shares outstanding:
     Basic                                             3,079,490     3,072,660    3,075,037    3,099,626
     Diluted                                           3,079,490     3,072,660    3,075,037    3,099,626
                                                      ----------    ----------   ----------    ---------


                                      Ridgewood Financial Inc.
                                 Consolidated Statements of Cash Flows
                                      For the Nine Months Ended
                                     (In thousands) (Unaudited)

                                                                                   September 30,
                                                                           ------------------------------
                                                                               2000             1999
                                                                           -------------    -------------
Cash flows from operating activities:
    Net Income (loss)                                                               740              (25)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation                                                                 241              161
       Amortization of loan fees                                                    (82)            (172)
       Premiums and discounts on mortgage-backed
         and investment securities                                                  166            2,007
       (Gain) loss on sale of securities available for sale                          (5)           1,069
       Provision for loan losses                                                     65               87
       Increase in deferred taxes                                                 1,184               44
       Increase in accrued interest receivable                                      (36)            (303)
       (Increase) decrease in other assets, net                                  (1,501)             158
       Increase (decrease) in other liabilities                                     611             (170)
                                                                           -------------    -------------
            Net cash provided by operating activities                             1,383            2,856
                                                                           -------------    -------------

Cash flows from investing activities:
    Net increase in first mortgage loans                                        (20,809)         (41,865)
    Purchases of mortgage-backed securities held to maturity                          -           (8,247)
    Purchases of mortgage-backed securities available for sale                        -             (936)
    Principle collected on mortgage-backed securities                             5,980           19,013
    Proceeds from sales of mortgage-backed securities available for sale          5,447           39,089
    Purchases of investment securities available for sale                             -          (30,305)
    Proceeds from sales of investment securities available for sale                   -            3,410
    Maturities and calls of investment securities available for sale              2,040                -
    Principal  collected on investment securities                                   194              332
    Purchases of premises and equipment                                          (1,888)          (4,281)
    Purchases of FHLB Stock                                                           -             (673)
    Proceeds from collection of loan fees                                            15               40
    Allocation of employee stock ownership shares                                    70               48
                                                                           -------------    -------------

            Net cash used in investing activities                                (8,951)         (24,375)
                                                                           -------------    -------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                          18,528          (11,908)
    Proceeds from borrowed funds                                                 25,000           16,150
    Repayment of borrowed funds                                                 (33,591)               -
    Net increase in advances from borrowers for
       taxes and insurance                                                           61               86
    Decrease in IPO subscription payable                                              -          (17,809)
    Dividends Paid                                                                 (381)               -
    Net proceeds from initial public offering                                         -            9,751
    Purchase of employee stock ownership plan stock                                   -             (968)
    Captialization of mutual holding company                                          -             (200)
                                                                           -------------    -------------

            Net cash provided by (used in) financing activities                   9,617           (4,898)
                                                                           -------------    -------------
            Net increase (decrease) in cash and cash equivalents                  2,049          (26,417)

Cash and cash equivalents at beginning of year                                   10,453           43,474
                                                                           -------------    -------------
Cash and cash equivalents at end of year                                         12,502           17,057
                                                                           -------------    -------------

Supplemental disclosures of cash flow information-cash
    payments for:
       Interest on deposits and borrowed funds                                    9,345            8,425
       Income taxes                                                                  66               49


                           RIDGEWOOD FINANCIAL, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated statements of financial condition, statements of income and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated statements of income are not necessarily indicative of results which may be expected for the entire year or any other interim period. The condensed financial statements as of and for the three and nine month periods ended September 30, 2000, include the accounts of Ridgewood Savings Bank of New Jersey (the "Bank"), which is the wholly owned subsidiary of Ridgewood Financial, Inc. (the "Company" or "Ridgewood"). The Company's business is conducted principally through the Bank.

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

(2) Comprehensive income (loss) for the three and nine month periods ended, as follows:

                                                                                    Three Months               Nine Months
                                                                           --------------------------   -------------------------
                                                                              09/30/2000  09/30/1999      09/30/2000  09/30/1999
                                                                           -------------- -----------   ------------- -----------
Comprehensive income (loss):
     Net income                                                                    $ 204       $ 318         $   740         (25)
                                                                                  -----       -----         -------    --------
     Other comprehensive income (loss) - unrealized holding losses on
        securities arising during the period                                         476        (585)            777      (2,457)
     Less reclassification adjustment for (gains) losses in net income                (5)         (1)             (5)      1,069
                                                                                   -----      ------         -------    --------
                                                                                     471        (586)            772      (1,388)
                                                                                   -----       -----         -------    --------
              Total comprehensive income (loss)                                    $ 675       $(268)        $ 1,512    $ (1,413)
                                                                                   =====       =====         =======    ========

(3)  Merger Agreement and Subsequent Events

         On August 28, 2000, the Company entered into a merger agreement to exchange each share of its common stock held by public stockholders for $15.00 in cash with Provident Savings Bank, headquartered in Jersey City, New Jersey ("Provident"). The merger agreement with Provident is subject to several contingencies including stockholder and regulatory approval. The merger agreement with Provident includes a customary non-solicitation of other offers provision which, under certain circumstances would require the payment of $1.0 million by the Company in the event Ridgewood enters into a merger agreement with another company. If such event occurs, such payment would result in a charge to income.

         Subsequent to such announcement, Boiling Springs Bancorp, Inc., the parent company of Boiling Springs Savings Bank, Rutherford, New Jersey ("Boiling Springs") announced on September 21, 2000 an offer to engage in a similar transaction with Ridgewood, including the acquisition of the Ridgewood Common Stock held by public stockholders for $18 per share in cash. On October 19, 2000, the Company received and signed a confidentiality agreement with Boiling Springs. The confidentiality agreement provides that the two parties will make available to each other their books, records and other materials in order to evaluate the terms of a potential merger transaction. Ridgewood intends to enter into good-faith negotiations with Boiling Springs regarding a potential merger transaction. However, there can be no assurances that Ridgewood will enter into any agreement with Boiling Springs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Ridgewood Financial Inc.'s (the "Company") business is conducted principally through Ridgewood Savings Bank of New Jersey (the "Bank"). All references to the Company refer collectively to the Company and the Bank.

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, risks associated with the effect of opening a new branch, year 2000 issues and general economic conditions. Ridgewood Financial Inc. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

MERGER AGREEMENT AND SUBSEQUENT EVENTS

         On August 28, 2000, the Company entered into a merger agreement to exchange each share of the Company's common stock held by public stockholders for $15.00 in cash with Provident Savings Bank, headquartered in Jersey City, New Jersey ("Provident"). The merger agreement with Provident is subject to several contingencies including stockholder and regulatory approval. The merger agreement with Provident includes a customary non- solicitation of other offers provision which, under certain circumstances would require the payment of $1.0 million by the Company in the event the Company enters into a merger agreement with another company. If such event occurs, such payment would result in a charge to income.

         Subsequent to such announcement, Boiling Springs Bancorp, Inc., the parent company of Boiling Springs Savings Bank, Rutherford, New Jersey ("Boiling Springs") announced on September 21, 2000 an offer to engage in a similar transaction with Ridgewood, including the acquisition of the Ridgewood Common Stock held by public stockholders for $18 per share in cash. On October 19, 2000, the Company entered into a confidentiality agreement with Boiling Springs. The confidentiality agreement provides that the two parties will make available to each other their books, records, and other materials in order to evaluate the terms of a potential merger agreement. The Company intends to enter into good-faith negotiations with Boiling Springs regarding a potential merger transaction. However, there can be no assurance that the Company will enter any agreement with Boiling Springs.

OVERVIEW OF EARNINGS

         For the three months ended September 30, 2000, net income decreased $114,000 to $204,000, or $.07 per diluted share, from $318,000, or $.10 per diluted share, for the comparative 1999 period. For the nine months ended September 30, 2000, net income increased $765,000 to $740,000 or $.24 per diluted share, from a net loss of $25,000, or a loss of $.01 per diluted share, for the comparative fiscal 1999 period.

In general, lower net income for the current three month period was primarily the result of lower net interest income, while the increase in net income for the current nine month period primarily reflects higher net interest income. Interest rates on certificates of deposits and borrowed funds increased sharply during the three months ended September 30, 2000 as compared to the same period in 1999. Also, in the prior nine month period, the Company incurred a net loss of $1.1 million on the sale of mortgaged backed securities available for sale. Non-interest expenses for the current three and nine months periods increased due to the opening of the new headquarters and branch on May 1, 2000.

CHANGES IN FINANCIAL CONDITION

         At September 30, 2000, total assets increased $11.8 million to $288.7 million from $276.8 million at December 31, 1999. Of this increase, net loans receivable increased $20.8 million to $188.3 million from $167.5 million at December 31, 1999. Such increase was due to a very strong local housing economy and competitive pricing of loan products. In order to fund the new loan originations at September 30, 2000, the Company primarily used funds from higher interest bearing deposits which increased $19.8 million to $215.3 at September 30, 2000 from $195.5 million at December 31, 1999. In addition, available for sale and held to maturity securities portfolios declined a total of $12.6 million from December 31, 1999 as a result of amortization, prepayments and selected sales of available for sale mortgage backed securities. In addition, at September 30, 2000, cash and cash equivalents increased $2.0 million to $12.5 million.

         Total shareholders' equity increased $1.2 million to $25.8 million at September 30, 2000 primarily due to net income of $740,000 for the nine months ended September 30, 2000 in addition to a $772,000 decrease in unrealized losses on securities available for sale, net of taxes. Because of interest rate volatility and accumulated other comprehensive loss, shareholders' equity could materially fluctuate for each interim period and year-end period.

RESULTS OF OPERATIONS

         Net Interest Income. Net interest income before provision for loan losses for the three and nine month periods ended September 30, 2000 was $1.4 million and $4.4 million, respectively, compared to $1.4 million and $4.0 million, respectively, for the same periods in 1999. Net interest income (on a tax equivalent basis) before provision for loan losses for the three and nine month periods ended September 30, 2000 was $1.5 million and $4.8 million, respectively, compared to $1.6 million and $4.4 million for the same periods in 1999. The interest rate spread (on a tax equivalent basis), which is the difference between the yield on average interest earning assets less the cost of average interest bearing liabilities, for the three and nine month periods ended September 30, 2000 were 1.98% and 2.13%, respectively, compared to 2.12% and 1.95%, respectively, for the same periods in 1999. The decrease in interest rate spread for the current three month period was primarily the result of sharp increases in the average cost of interest bearing liabilities, specifically certificates of deposits and borrowings. For the current nine month period, the interest rate spread increased primarily as a result of an increase in the average yield on interest earning assets offset by an smaller increase in average cost of funds on interest bearing liabilities.

         Interest Income. Interest income on a tax equivalent basis for the three and nine months ended September 30, 2000 increased to $4.9 million and $14.2 million, respectively, from $4.5 million and $12.8 million, respectively, for the same periods in 1999. The increase was primarily due to higher average balances in loans receivable offset by a decrease in the average balance of securities available for sale and other interest earning assets. For the current three and nine month periods, the average yield (on a tax equivalent basis) on interest earning assets was 7.12% and 7.12%,respectively, compared to 6.77% and 6.67% respectively, for the same periods in 1999 .

         Interest income on loans receivable, net increased for the current three and nine months periods approximately $756,000 and $2.6 million, respectively, to $3.4 million and $9.6 million from the same period in 1999. Average loan receivables for the current three month and nine month periods, increased $42.6 million and $51.8, respectively , from the same period in 1999 primarily due to the originations of new loans in excess of prepayments and amortization. The increase in the average balance of loans was offset by a decline in the average yield for the current three and nine months periods of 6 and 21 basis points, respectively. For the current three and nine month periods average yields were 7.24% and 7.28%, respectively. Decreases in the average yields for the current three and nine months periods were due to lower interest rates on originated loans and the continuation of prepayment and amortization of higher rate loans.

         Interest Expense. Total interest expense for the three and nine month periods ended September 30, 2000 was $3.3 million and $9.4 million, respectively, compared to $2.9 million and $8.4 million, respectively, for the same periods in fiscal 1999. Interest rates on certificates of deposits and borrowed funds increased sharply during the three months ended September 30, 2000 as compared to the same period in 1999 ,due to the significant rise in short term interest rates which forced the Company to reprice deposits and other funding sources at much higher costs. For the current three and nine month periods, the average cost of funds for interest bearing liabilities were 5.14% and 4.99%, respectively, compared to 4.65% and 4.72%, respectively, for the same periods in 1999.

         For the current three and nine month periods, average certificates of deposits totaled $156.2 million and $151.7 million, respectively compared to $142.1 million and $144.8 million, respectively for the same period in 1999. For the current three and nine month period average costs of funds for time deposits increased 67 and 36 basis points, respectively, to 5.72% and 5.54% from 5.05% and 5.18% for the same periods in 1999.

         Average borrowed funds for the current three month and nine month periods ended totaled $48.1 million and $47.6 million, respectively compared to $51.9 million and $43.0 million, respectively, for the same periods in 1999. Cost of funds on borrowings for the current three and nine month periods increased 48 and 37 basis points respectively, to 6.02% and 5.84% from 5.54% and 5.47% for the same periods in 1999.

         Provision for Loan Losses. The provision for loan losses for the three and nine month periods ended September 30, 2000 was $22,000 and $65,000, compared to $15,000 and $87,000, respectively, for the same periods in fiscal 1999. Non-performing loans at September 30, 2000 were $60,000 compared to $133,000 at December 31, 1999.

Non-performing loans at September 30, 2000 decreased $73,000 from December 31, 1999, one-to- four family loans increased approximately $15.8 million, home equity loans increased $3.2 million, and unsecured commercial loans increased $1.9 million, from December 31, 1999. The provision for loan losses is reflective of the level of non-performing loans and growth in respective loan categories. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-Interest Expenses. Total non-interest expense for the three and nine month periods ended September 30, 2000 was $1.2 million and $3.7 million compared to $1.1 million and $3.3 million, respectively, for the same periods in fiscal 1999. The most significant increases in non-interest expenses for the current three month and nine month periods were primarily attributable to salaries and benefits, occupancy and equipment, and advertising and promotion. Such increases in the respective expenses for the current three and nine month periods were mainly attributable to the May 1, 2000 opening of the Company's new headquarters and branch. Additionally, in the current three month period, salaries and benefits decreased $35,000 from the same period in 1999 primarily due to a change in pension plan administration.

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

                   None

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

         (b) On August 29, 2000, the Company filed a Form 8-K (Items 5 and 7) to announce that it had entered into an agreement and plan of merger with Provident Savings Bank.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIDGEWOOD FINANCIAL, INC.





Date: November 14, 2000          By:      /s/Susan E. Naruk
                                          --------------------------------------
                                          Susan E. Naruk
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)
                                          (Duly Authorized Officer)



Date: November 14, 2000          By:      /s/John Scognamiglio
                                          --------------------------------------
                                          John Scognamiglio
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and Chief Accounting Officer)