Form 10KSB40
period 2000-12-31
RIDGEWOOD FINANCIAL INC
filed 2001-03-29
CIK 1068784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 2000
                          ---------------------------------------------

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------------

SEC File Number:     0-25149
                  -------------

                            RIDGEWOOD FINANCIAL, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                     New Jersey                                 22-3616280
---------------------------------------------------         --------------------
       (State or other jurisdiction of                        (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

   1124 East Ridgewood Avenue, Ridgewood, New Jersey                 07450
-----------------------------------------------------       --------------------
        (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:              (201) 445-4000
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         State issuer's revenues for its most recent fiscal year $18,747,000.

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer, as of March 28, 2001 was $23.7 million.

         As of March 28, 2001, registrant had 3,180,000 shares of common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---
                      DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2000. (Part III)

Forward-Looking Statements

         Ridgewood Financial, Inc. (the "Company") may, from time to time, make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

                                     PART I

Item 1. Description of Business
-------------------------------

General

         Ridgewood Financial, Inc. is a bank holding company formed in connection with the mutual holding company reorganization of Ridgewood Savings Bank of New Jersey (the "Bank"), which was completed on January 7, 1999. The Bank is a wholly owned subsidiary of the Company. As part of the reorganization, Ridgewood Financial MHC (the "MHC") was formed and became the majority stockholder of the Company. The MHC is owned and controlled by the depositors of the Bank and conducts no significant operations of its own. References to the Registrant or Company used throughout this document generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Company provides retail banking services, with an emphasis on one-to four-family residential mortgage loans, commercial loans and consumer loans as well as certificates of deposit, checking accounts and savings accounts. At December 31, 2000, the Company had total assets, deposits and equity of $288.0 million, $231.5 million and $25.4 million, respectively.

         On August 28, 2000, the Company entered into a merger agreement to exchange each share of its common stock held by public stockholders for $15.00 in cash with Provident Savings Bank ("Provident"), headquartered in Jersey City, New Jersey. The merger agreement with Provident included a customary non-solicitation of other offers provision which, under certain circumstances would require the payment of $1.0 million by the Company in the event it enters into another merger agreement with another company. Subsequent to such announcement, Boiling Springs Bancorp, Inc., the parent company of Boiling Springs Savings Bank, Rutherford, New Jersey ("Boiling Springs") announced on September 21, 2000 an offer to engage in a similar transaction with Ridgewood. On October 19, 2000, the Company received and signed a confidentiality agreement with Boiling Springs. On December 14, 2000, Ridgewood announced that it entered into a merger agreement with Boiling Springs to exchange each share of its common stock held by public stockholders for $18 per share in cash. On December 18, 2000, a $1.0 million payment was made to Provident.

Competition

         The Company is one of many financial institutions serving its market area which consists of northwestern Bergen County, New Jersey and includes the townships of Allendale, Fair Lawn, Franklin Lakes, Glen Rock, Ho-Ho-Kus, Mahwah, Midland Park, Oakland, Paramus, Ramsey, Ridgewood, Saddle River, Upper Saddle River, Waldwick and Wyckoff. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.

                                                                      At December 31,
                              ----------------------------------------------------------------------------------------------
                                     2000               1999               1998               1997               1996
                              -----------------  -----------------  ------------------ -----------------  ------------------
                                  $        %         $         %        $          %       $         %        $         %
                              --------  ------   --------   ------  --------   ------- --------   ------  --------   ------
                                                                  (Dollars in thousands)
Type of Loans:
-------------
  First mortgage loans:
      One-to-four family      $158,159   85.11   $146,971    87.22   $88,936    82.23  $ 86,140    80.70  $ 90,500    82.96
      Commercial real estate     7,593    4.10      6,932     4.11     8,032     7.43    10,313     9.66    10,613     9.73
  Commercial                     2,956    1.60      1,689     1.00       497      .46       134      .13        78      .07
  Consumer loans:
    Equity                      16,286    8.79     12,612     7.48    10,397     9.61     9,645     9.04     7,519     6.89
    Education                        -       -         28      .02        36      .03       160      .15       120      .12
    Automobile                     113     .10          -        -         -        -         -        -         -        -
    Loans to depositors,
      secured by savings           448     .20        214      .13       202      .19       315      .30       245      .22
    Other                          107     .10         69      .04        58      .05        35      .02        11      .01
                              --------  ------   --------   ------  --------   ------- --------   ------  --------   ------
                               185,662  100.00%   168,515   100.00%  108,158   100.00%  106,742   100.00%  109,086   100.00%
                              --------  ======   --------   ======  --------   ======  --------   ======  --------   ======
Less:
  Net deferred loan fees            47                123                315                409                521
  Allowance for loan losses      1,001                924                822                618                606
                              --------           --------           --------           --------           --------
Total loans receivable, net   $184,614           $167,468           $107,021           $105,715           $107,959
                              ========           ========            =======           ========           ========

Loans held for sale           $     --           $     --           $     --           $    750           $  3,756
                              ========           ========           ========           ========           ========

         Loan Maturity. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $27.6 million for the year ended December 31, 2000. All loans are shown as maturing based on contractual maturities.

                                      Due       Due after
                                      within    1 through  Due after
                                      1 year     5 years    5 years    Total
                                      ------     -------    -------   --------
                                                   (In Thousands)

One-to-four family ...............   $  1,136   $  2,860   $154,163   $158,159
Commercial real estate ...........        500      2,445      4,648      7,593
Commercial .......................      1,395      1,561         --      2,956
Consumer .........................        466      2,758     13,730     16,954
                                     --------   --------   --------   --------
Total Amounts Due ................   $  3,497   $  9,624   $172,541   $185,662
                                     ========   ========   ========   ========

         The following table sets forth the dollar amount as of December 31, 2000 of all loans due after December 31, 2001, which are based upon fixed interest rates or floating or adjustable interest rates.

                                                     Floating or
                                    Fixed Rates    Adjustable Rates      Total
                                    -----------    ----------------      -----
                                                    (In Thousands)

One-to-four family ...............   $ 73,001         $ 84,022         $157,023
Commercial real estate ...........      6,931              162            7,093
Commercial .......................         --            1,561            1,561
Consumer .........................      9,134            7,354           16,488
                                     --------         --------         --------
  Total ..........................   $ 89,066         $ 93,099         $182,165
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

         Commercial Real Estate. The Registrant originates commercial real estate mortgage loans and, to a much lesser extent, commercial business loans. Commercial real estate mortgage loans are permanent loans secured by improved property such as office buildings, retail stores, and apartment buildings. Essentially all originated commercial real estate loans are within the Registrant's market area and all are within the State of New Jersey. The largest commercial real estate loan had a balance of approximately $2.0 million on December 31, 2000 and was performing in accordance with its contractual terms. Typically, commercial real estate loans are originated in amounts up to 70% of the appraised value of the mortgaged property.

         Commercial Lending. The Registrant offers commercial loans for various business purposes and such loans are generally made to small and mid-sized companies in the Registrant's primary lending area. At December 31, 2000, the commercial lending portfolio primarily consisted of unsecured lines of credit totaling $1.4 million, or 13.2% of the total commercial loan portfolio. Other loans in the portfolio consisted of fixed rate secured and unsecured loans with terms not exceeding 5 years.

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

         Consumer loans have a shorter term and generally provide higher interest rates than first mortgage loans and may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

         Loan Commitments. The Registrant generally grants commitments to fund fixed and adjustable-rate single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 2000 was $18.9 million.

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

         Non-performing Assets. The following table sets forth information with respect to non-performing assets for the periods indicated. During the periods indicated there were no restructured loans or impaired loans. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was not material for the year ended December 31, 2000.

                                                   At December 31,
                                        -----------------------------------
                                         2000   1999    1998    1997  1996
                                         ----   ----    ----    ----  ----
                                                (Dollars in thousands)
Loans accounted for on a
non-accrual basis:
  First mortgage loans:
    One to four-family ................ $  --   $133    $695    $ --  $313
  Commercial and other ................    --     --      --      --    --
  Consumer loans ......................    --     --      --      --    --
                                        -----   ----    ----    ----  ----
  Total ............................... $  --   $133    $695    $ --  $313
                                        =====   ====    ====    ====  ====
Real estate owned ..................... $  --   $ --    $ --    $ --  $ --
                                        =====   ====    ====    ====  ====
Total non-performing assets ........... $  --   $133    $695    $ --  $313
                                        =====   ====    ====    ====  ====
Total non-accrual loans to
   net loans .......................... $  --    .08%    .65%     --%  .28%
                                        =====   ====    ====    ====  ====
Total non-accrual loans
   to total assets ....................    --%   .05%    .25%     --%  .14%
                                        =====   ====    ====    ====  ====
Total non-performing
   assets to total assets .............    --%   .05%    .25%     --%  .14%
                                        =====   ====    ====    ====  ====

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


                                                         At
                                                    December 31,
                                                        2000
                                                   --------------
                                                   (In thousands)

                     Special mention.............       $281
                     Substandard.................         --
                     Doubtful....................         --
                     Loss........................         --
                                                        ----
                          Total..................       $281
                                                        ====

Allowance for Loan Losses. At least quarterly, management evaluates the need to establish reserves against losses on loans and other assets based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. Also considered are trends in the loan portfolio, expected future loss experience, and industry reserve levels. Provisions for losses are charged against earnings in the period they are established.

         The following table sets forth certain information regarding the allowance for loan losses at or for the dates indicated.

                                                                    At or for the Year Ended December 31,
                                                       ------------------------------------------------------------------
                                                         2000          1999         1998           1997          1996
                                                       ---------     ---------    ---------    -----------    -----------
                                                                            (Dollars in thousands)
Total loans receivable .............................   $ 184,614     $ 167,468    $ 107,021    $ 106,465(1)   $ 111,715(1)
                                                       =========     =========    =========    =========      =========
Average loans outstanding ..........................   $ 179,396     $ 134,034    $ 105,411    $ 109,954(1)   $ 105,170(1)
                                                       =========     =========    =========    =========      =========
Balance at beginning of period .....................   $     924     $     822    $     618    $     606      $     593
Provision for loan losses ..........................          86           102          204           12             12
Charge-offs ........................................          (9)           --           --           --             (2)
Recoveries .........................................          --            --           --           --              3
                                                       ---------     ---------    ---------    ---------      ---------
Balance at end of period ...........................   $   1,001     $     924    $     822    $     618      $     606
                                                       =========     =========    =========    =========      =========
Allowance for loan losses as a
  percent of total loans ...........................         .54%          .55%         .77%         .58%           .54%
                                                       =========     =========    =========    =========      =========

-------------
(1) Includes loans held for sale

         The following table exhibits a breakdown by loan category of the allowance for loan losses.

                                                                          At December 31,
                          ----------------------------------------------------------------------------------------------------------
                                 2000                     1999                  1998                1997              1996
                          ---------------------  --------------------  --------------------  -------------------  ------------------
                                    Percent of            Percent of            Percent of           Percent of          Percent of
                                    Loans                 Loans                 Loans                Loans               Loans
                                    in Each               in Each               in Each              in Each             in Each
                                    Category to           Category to           Category to          Category to         Category to
                          Amount    Total Loans  Amount   Total Loans  Amount   Total Loans  Amount  Total Loans  Amount Total Loans
                          ------    -----------  ------   -----------  ------   -----------  ------  -----------  ------ -----------
                                                                      (Dollars in thousands)
First mortgage -
  One-to-four family        $852         85.11%   $807         87.22%   $679       82.23%     $499         80.70%  $512       82.96%
  Commercial real estate      41          4.10      38          4.11      60        7.43        60          9.66     54        9.73
Commercial                    16          1.60       9          1.00       4         .46         1           .13     --         .07
Consumer loans:
Equity                        88          8.79      69          7.48      77        9.61        56          9.04     38        6.89
Education                     --            --      --           .02      --         .03         1           .15      1         .12
Automobile                     1           .10      --            --      --          --        --            --     --          --
Loans to depositors,
  secured by savings           2           .20       1           .13       2         .19         1           .30      1         .22
Other                          1           .10      --           .04      --         .05        --           .02     --         .01
                          ------        ------    ----        ------     ----     ------       ----       ------   ----      ------
   Total allowance
       for loan losses    $1,001        100.00%   $924        100.00%    $822     100.00%      $618       100.00%  $606      100.00%
                          ======        ======    ====        ======     ====     ======       ====       ======   ====      ======

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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2000, Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $15.5 million and $56.7 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2000, the Registrant's securities available for sale had an amortized cost of $57.3 million and market value of $56.7 million (unrealized loss of $600,000). The changes in market value in the Registrant's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2000, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

         The Registrant also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by GNMA, FNMA, FHLMC, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage- backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity. At December 31, 2000, the Registrant had no CMO securities held as an investment.

Investment Portfolio

         The following table sets forth the carrying value of the investment securities portfolio, and mortgage-backed securities portfolio at the dates indicated.

                                                          At December 31,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (In thousands)

Investment Securities Held to Maturity:
 U.S. Agency Securities .......................   $    616   $    860   $  1,354
                                                  --------   --------   --------
   Total Investment Securities Held to Maturity        616        860      1,354
                                                  --------   --------   --------
Investment Securities Available for Sale:
  U.S. Government Securities ..................         --      2,000         --
  U.S. Agency Securities ......................      7,489      7,299      1,468
  Municipal Securities ........................     25,088     23,256     13,901
  Corporate Bonds .............................      7,030      6,921      1,522
  FNMA Common Stock ...........................         --         --         30
                                                  --------   --------   --------
    Total Investment Securities Available For
    Sale ......................................     39,607     39,476     16,921
                                                  --------   --------   --------
Mortgage-backed Securities Held to Maturity ...     14,896     17,340     11,277
                                                  --------   --------   --------
Mortgage-backed Securities Available For Sale .     17,055     28,265     88,390
                                                  --------   --------   --------
   Total Investment and Mortgage-backed
   Securities .................................   $ 72,174   $ 85,941   $117,942
                                                  ========   ========   ========

         Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant's investment and mortgage-backed securities portfolio at December 31, 2000. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                         One Year or Less       One to Five      Five to Ten Years     More than Ten    Total Investment Securities
                         ------------------  ------------------  -----------------  ------------------  ----------------------------
                         Carrying  Average   Carrying  Average   Carrying Average   Carrying  Average   Carrying  Average   Market
                          Value    Yield(1)   Value    Yield(1)   Value   Yield(1)   Value    Yield(1)   Value    Yield(1)   Value
                          ------   --------  -------   --------   ------  --------   ------   --------   ------   -------   -----
                                                              (Dollars in thousands)
Investment Securities:
U.S. government
  securities............  $2,487     6.09%   $ 5,002      6.36%    $    -       -%  $   616      7.15%  $ 8,105     6.32%  $ 8,113
Municipal
  securities(2).........      40     6.04      2,415      5.73      9,271    6.50    13,362      7.03    25,088     6.70    25,088
Corporate bonds.........   2,491     6.49      4,539      6.31          -       -         -         -     7,030     6.38     7,030
Mortgage-backed
  securities............     425     6.69     31,526      6.89          -       -         -         -    31,951     6.88    32,086
                          ------             -------               ------           -------             -------            -------
    Total...............  $5,443     6.32%   $43,482      6.70%    $9,271    6.50%  $13,978     7.04%   $72,174    6.71%   $72,317
                          ======     ====    =======      ====     ======    ====   =======     ====    =======    ====    =======

----------------
(1)  Average yields are calculated on a yield-to-maturity basis.
(2) Average yields on municipal securities are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 34%.

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

Jumbo Certificates of Deposit

         The following table shows the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                        Certificates
      Maturity Period                                    of Deposit
      ---------------                                    ----------
                                                       (In thousands)
      Within three months..........................        $ 9,702
      Three through six months.....................          3,103
      Six through twelve months....................          4,756
      Over twelve months...........................          9,901
                                                             -----
                                                           $27,462
                                                           =======


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

                                                At or For the Years
                                                 Ended December 31,
                                      -------------------------------------
                                        2000           1999           1998
                                      -------        -------        -------
                                             (Dollars in thousands)
FHLB advances:
Average balance outstanding......     $43,643        $44,427        $23,596
Maximum amount outstanding
    at any month-end during
    the period...................      51,618         52,331         32,895
Balance outstanding at
  end of period..................      28,906         48,678         32,557
Weighted average interest
    rate during the period.......        5.87%          5.50%          5.66%
Weighted average
    interest rate at
    the end of the period........        5.86%          5.55%          5.41%


Equity And Assets Ratios

                                                        At Or For The Years
                                                         Ended December 31,
                                                  ------------------------------
                                                   2000         1999      1998
                                                  --------    --------   -------
Equity to Asset Ratio.......................        8.81%       8.89%     6.34%
Return on Average Equity....................       (2.06)       1.27      4.14
Return on Average Assets....................        (.18)        .12        .3
Dividend Payout Ratio.......................         .91          --        --

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

         To reduce the effect of interest rate changes on net interest income, the Registrant has adopted various strategies to enable management to improve the matching of interest-earning asset maturities to interest-bearing liability maturities. Its objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The principal elements of these strategies include seeking to:

o    originate adjustable-rate loans;

o to the extent that market conditions permit, originate shorter-term consumer loans, which in addition to offering more rate flexibility, typically bear higher interest rates than residential mortgage loans;

o    purchase mortgage-backed securities to provide monthly cash flows; and

o purchase investment securities with maturities that match specific deposit maturities.

Net Portfolio Value

         The Registrant uses the FDIC Regulatory Analysis Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value ("NPV"). Reports generated from assumptions provided and modified by management are reviewed by the Asset/Liability Management Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and net portfolio value are potentially affected by a 100 to 300 basis point upward and downward parallel shift (shock) in the Treasury yield curve. The following table sets forth the Company's NPV at December 31, 2000.

                  Change             NPV
                 in Rates         Ratio(1)        Change(2)
                 --------         --------        ---------

                  +300 bp            5.0%          (499) bp

                  +200 bp            6.8           (320)

                  +100 bp            8.5           (144)

                 Unchanged           9.9              0

                  -100 bp           10.9            100

                  -200 bp           11.7            170

                  -300 bp           12.4            250

(1)      Calculated as the estimated NPV divided by present value of assets.
(2) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

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

                                                                       For the Years Ended December 31,
                                      ----------------------------------------------------------------------------------------------
                                                     2000                            1999                           1998
                                      ---------------------------------   ----------------------------    --------------------------
                                                                Average                        Average                       Average
                                        Average                  Yield/   Average               Yield/    Average             Yield/
                                        Balance    Interest       Cost    Balance  Interest      Cost     Balance  Interest    Cost
                                        -------    --------       ----    -------  --------      ----     -------  --------    ----
                                                                           (Dollars in thousands)
INTEREST-EARNING ASSETS:
  Loans receivable, net (1).........    $179,396    $13,025       7.26%  $134,034   $ 9,935      7.41%   $105,411   $ 8,312    7.89%
  Securities held to maturity (2)...      16,905      1,143       6.76     14,374       905      6.30      17,171     1,157    6.74
  Securities available for sale (3).      61,496      4,215       6.86     87,834     5,376      6.12      93,482     5,922    6.33
  Other interest-earning assets (4).      10,797        732       6.78     21,900     1,159      5.29      20,078     1,124    5.60
                                        --------    -------              --------   -------               -------   -------
    Total interest-earning assets...     268,594     19,115       7.12    258,142    17,375      6.73     236,142    16,515    6.99
  Noninterest-earning assets........      12,938                            8,769                           5,280
                                        --------                         --------                        --------
    Total assets....................    $281,532                         $266,911                        $241,422
                                        ========                         ========                        ========
INTEREST-BEARING LIABILITIES:
  Deposit accounts:
   NOW accounts.....................    $ 18,315        299       1.63   $ 16,250       281      1.73    $ 13,500       252    1.87
   Passbook accounts................      30,624        988       3.23     30,679       980      3.19      28,671       948    3.31
   Money market deposit accounts....       4,093        119       2.91      4,288       126      2.94       4,102       123    3.00
   Certificates of deposit..........     157,404      8,919       5.67    144,196     7,457      5.17     151,232     8,441    5.58
  Borrowed funds....................      43,643      2,560       5.87     44,427     2,445      5.50      23,596     1,335    5.66
                                        --------    -------              --------   -------               -------   -------
    Total interest-bearing
      liabilities...................     254,079     12,885       5.07    239,840    11,289      4.71     221,101    11,099    5.02
                                                    -------                         -------                         -------
  Noninterest-bearing liabilities...       2,414                            2,736                           2,740
                                        --------                         --------                        --------
    Total liabilities...............     256,493                          242,576                         223,841
Total equity........................      25,039                           24,335                          17,581
                                        --------                         --------                        --------
   Total liabilities and total
     equity.........................    $281,532                         $266,911                        $241,422
                                        ========                         ========                        ========
   Net interest income
     (tax equivalent basis).........                $ 6,230                         $ 6,086                         $ 5,416
                                                    =======                         =======                         =======
   Interest rate spread (5).........                              2.05%                          2.02%                         1.97%
   Net interest margin (6)..........                              2.32%                          2.36%                         2.29%
 Ratio of average interest-
   earning asset to average
   interest-bearing liabilities.....                              1.06X                          1.08X                         1.07X

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

                                       Years Ended December 31,          Years Ended December 31,
                                    ------------------------------   -------------------------------
                                            2000 vs. 1999                    1999 vs. 1998
                                    ------------------------------   -------------------------------
                                           Increase (Decrease)             Increase (Decrease)
                                                Due to                          Due to
                                    ------------------------------   -------------------------------
                                     Volume      Rate       Net      Volume       Rate       Net
                                     ------      ----       ---      ------       ----       ---
                                                          (In thousands)
Interest income:
  Loans receivable, net .........   $ 3,295    $  (205)   $ 3,090    $ 2,153    $  (530)   $ 1,623
  Securities held to maturity ...       167         70        237       (180)       (72)      (252)
  Securities available for sale .    (1,753)       593     (1,160)      (353)      (193)      (546)
  Other interest earning assets .      (694)       267       (427)        99        (64)        35
                                    -------    -------    -------    -------    -------    -------
    Total .......................   $ 1,015    $   725    $ 1,740    $ 1,719    $  (859)   $   860
                                    =======    =======    =======    =======    =======    =======
Interest expense:
  NOW Accounts ..................   $    35    $   (17)   $    18    $    49    $   (20)   $    29
  Passbook accounts .............        (2)        10          8         66        (34)        32
  Money market accounts .........        (6)        (1)        (7)        12         (9)         3
  Certificates of deposit .......       711        751      1,462       (382)      (602)      (984)
  Borrowed funds ................       (44)       159        115      1,149        (39)     1,110
                                    -------    -------    -------    -------    -------    -------
    Total .......................   $   694    $   902    $ 1,596    $   894    $  (704)   $   190
                                    =======    =======    =======    =======    =======    =======

Net change in net interest income   $   321    $  (177)   $   144    $   825    $  (155)   $   670
                                    =======    =======    =======    =======    =======    =======

Personnel

         As of December 31, 2000, the Registrant had 36 full-time employees and 10 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant believes its relationship with its employees to be satisfactory.

Regulation
         Set forth below is a brief description of certain laws which relate to the regulation and supervision of the Company, the MHC, and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulation.

Regulation of the Company

         General. The Company, as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), is subject to regulation and supervision by the Board of Governors of the

Federal Reserve and by the Department. The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve and the Department. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary banks.

         Under the BHCA, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares.

         Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank's investments in the stock or securities of the holding company, and on the subsidiary bank's taking of the holding company's stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

         A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

         Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve's bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any BHCA activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

         Financial Modernization. The Gramm-Leach-Bliley Act, which was enacted in November 1999 and most provisions of which became effective in March 2000 (the "Act"), permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company ("FHC") if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not, to date, submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.

         Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See "Regulation of the Bank - Regulatory Capital Requirements."

         Restrictions Applicable to New Jersey-Chartered Mutual Holding Companies. The Department is authorized to approve the reorganization of a state chartered savings bank to a mutual savings bank holding company. The general powers of a mutual savings bank holding company are similar to the authorized powers of New Jersey corporations, subject to the interpretation of the Department. The Department has not issued mutual holding company regulations to date.

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

         The Banking Code provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Department. The Federal Deposit Insurance Corporation Act ("FDIA"), however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the SAIF and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the FDIA.

         Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF"), which generally insures commercial bank and state savings bank deposits, and the SAIF, which generally insures savings association deposits. The Bank, which was previously a state savings association, remains a member of the SAIF and its deposit accounts are insured by the FDIC, up to prescribed limits.

         The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF - member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most institutions set at 0%.

         In addition, all insured institutions of the FDIC are required to pay assessments at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2000, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         The FDIC's capital regulations establish a minimum 3% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4% to 5% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit and relationships.

         The FDIC's regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank's allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier I capital.

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC's regulations also provide that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and could be subject to potential termination of deposit insurance.

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

         The Bank was in compliance in both the FDIC and New Jersey capital requirements at December 31, 2000.

         Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Trustees of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's outstanding advances from the FHLB. At December 31, 2000, the Bank had $2.6 million in FHLB stock, which was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and

NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2000, the Bank met its reserve requirements.

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

         Loans to One Borrower. Under New Jersey and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. As of December 31, 2000 the Bank's loans-to-one borrower limitations was $3.7 million and the Bank was in compliance with such limitation.

Item 2. Description of Property
-------------------------------

         The Registrant's executive offices are located at 1124 East Ridgewood Avenue, Ridgewood, New Jersey. The Registrant conducts its business through four offices, which are located in Ridgewood and Mahwah, New Jersey. The executive office of the Company and the Bank and one branch office are owned by the Bank and the remaining two branch offices are leased by the Bank. These leases have initial terms of 12 to 30 years, and all leases contain renewal options for additional years. The Registrant also has a limited service branch which is opened several hours a week that is located in a nursing home in Allendale, New Jersey.

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
------------------------------------------------------------------

         The Company's common stock began trading on the NASDAQ National Market under the trading symbol of "RSBI"on January 8, 1999. The following table reflects high and low bid quotations. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                                                     Dividends
             Date                            High ($)    Low ($)    Declared($)
             ----                            --------    -------    -----------
January 8, 1999 to March 31, 1999             11.88       7.88           --
April 1, 1999 to June 30, 1999                 8.44       6.75           --
July 1, 1999 to September 30, 1999             7.00       6.38           --
October 1, 1999 to December 31, 1999           7.00       5.50           --
January 1, 2000 to March 31, 2000              6.39       4.79          .04
April 1, 2000 to June 30, 2000                 5.77       5.03          .04
July 1, 2000 to September 30, 2000            17.11       5.38          .04
October 1, 2000 to December 31, 2000          17.77      15.86          .04

         The number of shareholders of record of common shares of the record date of March 15, 2001, was approximately 700. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At March 15, 2001, there were 3,180,000 common shares outstanding. We may not declare or pay a cash dividend on any of our shares if the effect of the declaration or payment of dividends would cause our regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the reorganization, or (2) the regulatory capital requirements imposed by our federal and state regulators.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, competition from both financial and non-financial institutions, general economic conditions, and changes un applicable laws and regulations. We undertake no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         References  in  this   discussion  to  "we,"  "us,"  and  "our,"  refer
collectively to Ridgewood Financial, Inc. and Ridgewood Savings Bank of New Jersey.

Overview

         On December 14, 2000, we entered into a merger agreement with Boiling Springs Bancorp, Boiling Springs MHC and Boiling Springs Savings Bank (collectively, Boiling Springs), to exchange each share of our common stock held by the public shareholders, other than Ridgewood Financial, MHC. for $18 per share. Previously, on August 28, 2000, we entered into a similar merger agreement with Provident Savings Bank ("Provident") at a price of $15.00 per share. The merger agreement with Provident included a customary non-solicitation of other offers provision, which required the payment of $1.0 million by us upon entering into the agreement with Boiling Springs. Subsequent to the signing of the merger agreement with Boiling Springs, we paid Provident $1.0 million, which was included in non-interest expense as non-recurring merger related expenses, in the fourth quarter of December 31, 2000. The merger agreement is subject to several contingencies, including the receipt of regulatory approval and the approval of our shareholders. We expect the merger transaction to be consummated during the second quarter of 2001.

Financial Condition

         At December 31, 2000, total assets increased $11.2 million to $288.0 million from $276.8 million at December 31, 1999. The increase in total assets resulted from increases in federal funds sold and loans receivable, net that were offset by a reduction of our mortgage-backed securities portfolios. We funded the $11.2 million of new assets by using a combination of funds from maturities and sales of mortgage-backed securities, new borrowings and new deposits.

         Federal funds sold increased $10.9 million to $14.8 million at December 31, 2000 from $3.9 million at December 31, 1999. Such funds will be used for future loan demand.

         Loans receivable, net grew $17.1 million to $184.6 million at December 31, 2000 from $167.5 million at December 31, 1999. The growth in our loan portfolio was primarily due to increases in our one-to-four family loan portfolio of $11.2 million, home equity loans of $3.7 million, and commercial loans of $1.3 million, respectively. Such increases were due to a very strong local housing economy and our competitive pricing of loan products.

         At December 31, 2000, mortgage-backed securities held to maturity decreased $2.4 million to $14.9 million from $17.3 million at December 31, 1999. The decrease primarily reflects principal collected on such securities. Additionally at December 31, 2000, mortgage-backed securities available for sale decreased $11.2 million to $17.1 million from $28.3 million at December 31, 1999. Such decrease reflects $5.1 million of principal collected and $6.4 million from proceeds of sales.

         At December 31, 2000, total liabilities increased $10.4 million to $262.6 million from $252.2 million. Of such increase, interest-bearing deposits increased $30.2 million offset by a decrease in borrowed funds of $19.8 million. The growth in interest bearing deposits was primarily due to the growth in our certificates of deposits. At December 31, 2000, certificates of deposits increased $32.6 million to $178.4 million from $145.8 million at December 31, 1999. During the latter part of the year in conjunction with the opening of our new headquarters and branch on May 1, 2000, we promoted our deposit products through newspaper advertising and the marketing efforts of our staff.

         Borrowed funds are comprised of advances from the Federal Home Loan Bank of New York ("FHLB"). During the year, we used $46.8 million of our funds to pay off a combination of maturing and callable FHLB advances and replaced such advances with $27.0 million of new borrowed funds.

         Our net worth increased $800,000 to $25.4 million at December 31, 2000 from $24.6 million at December 31, 1999. The increase in our net worth at December 31, 2000 reflected a decrease of $1.6 million in accumulated other comprehensive loss which was offset by a net loss of $515,000. The decrease in other comprehensive accumulated loss resulted from the fluctuation in market value of our investment in available for sale securities. Because of interest rate volatility, accumulated other comprehensive loss and shareholders' equity could materially fluctuate for each interim period and year-end period.

Analysis of Net Interest Income

         Our results of operations are primarily dependent on our net interest income, which is the difference between the interest income earned on our assets, primarily loans and investments, and the interest expense on our liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of our operations are also influenced by the level of non-interest expenses, such as employee salaries and benefits and other income, such as loan-related fees, and gains and losses on the sale of securities and loans.

         Net (Loss) Income. Net loss for the year ended December 31, 2000 totaled $515,000 as compared to net income of $309,000 for the year ended December 31, 1999. The net loss from operations is primarily due to the incurrence of $1.3 million of non-recurring merger related expenses.

         Net Interest Income. Net interest income (on a tax equivalent basis) before provision for loan losses remained relatively unchanged for the year ended December 31, 2000 as compared to December 31, 1999. For the year ended December 31, 2000, net interest income before provision for loan losses totaled $5.6 million compared to $5.5 million at December 31, 1999. However, despite the higher interest rate environment in fiscal 2000, we were able to keep our interest rate spread relatively constant. For the year ended December 31, 2000, the interest rate spread was 2.05% compared to 2.02% for the year ended December 31, 1999.

         Interest Income. Interest income on a tax equivalent basis for the year ended December 31, 2000 increased $1.7 million to $19.1 million from $17.4 million for the year ended December 31, 1999. The increase was primarily due to a combination of higher average yields on interest earning assets and average balances in loans receivable offset by a decrease in the average balance of securities available for sale and other interest earning assets. For the year ended December 31, 2000, the average yield (on a tax equivalent basis) on interest earning assets increased 39 basis points to 7.12% from 6.73% for the year ended December 31, 1999.

         For the year ended December 31, 2000, interest income on loans receivable increased $3.1 million to $13.0 million from $9.9 million for the same period in 1999. Such increase was a result of our ability to increase average loan receivables $45.4 million to $179.4 million as of December 31, 2000 from $134.0 million as of December 31, 1999. However, such increase in interest income was somewhat offset by a 15 basis point decline in the average yield on loans receivable to 7.26% for the year ended December 31, 2000 from 7.41% for the year ended December 31, 1999. Decreases in the average yields were due to lower interest rates on originated loans and the continuation of prepayments by borrowers and the amortization on such loans.

         Average securities available for sale decreased $26.3 million as of December 31, 2000 to $61.5 million from $87.8 million as of December 31, 1999, which resulted in a decline of $1.2 million in interest income on available for sale securities. However, the average yield on this portfolio increased 74 basis points to 6.86% for the year ended December 31, 2000 from 6.12% for the year ended December 31, 1999.

         Interest Expense. Total interest expense for the year ended December 31, 2000 increased $1.6 million to $12.9 million from $11.3 million for the same fiscal period in 1999. In addition to higher average balances on interest earning deposits, interest rates on certificates of deposits and borrowed funds increased sharply during fiscal 2000, which forced us to reprice deposits and other funding sources at much higher costs. For the year ended December 31, 2000 the average cost of funds for interest bearing liabilities increased 36 basis points to 5.07% from 4.71% for the year ended December 31, 1999.

         For the year ended December 31, 2000, interest expense on certificates of deposits increased $1.4 million to $8.9 million from $7.5 million for the year ended December 31, 1999. Such increase was a result of our ability to increase average certificates of deposits $13.2 million to $157.4 million as of December 31, 2000 from $144.2 million as of December 31, 1999 coupled with a 50 basis point increase in cost of funds from last year. For the year ended, December 31, 2000, average cost of funds for certificates of deposits were 5.67% compared to 5.17% for the year ended December 31, 1999.

         Additionally, though average borrowings decreased $800,000 during fiscal 2000, cost of funds increased 37 basis points over last year, which caused interest expense on borrowings to increase $115,000 from prior year. Average borrowed funds for the year ended December 31, 2000 totaled $43.6 million compared to $44.4 million for the year ended December 31, 1999. Costs of funds for average borrowings for the year ended December 31, 2000 were 5.87% compared to 5.50% for the year ended December 31, 1999.

         Provision for loan losses. For the year ended December 31, 2000, the provision for loan losses decreased $16,000, as a result of non-performing loans decreasing $133,000 from fiscal 1999. During 2000, such loans were reclassified to the current loans status. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for the inherent risk of loss in our loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest income. Total non-interest income for the year ended December 31, 2000 increased $1.1 million to $224,000 from a non-interest net loss of $904,000 for the year ended December 31, 1999. For the current year, non-interest income does not include a loss of $1.1 million on available for sale mortgage-backed securities (collateralized mortgage obligations) portfolio which was recognized in fiscal 1999.

         Non-interest expenses. Total non-interest expense for the year ended December 31, 2000 increased $1.8 million to $6.3 million from $4.5 million for the same 1999 fiscal period. The most significant increases in non-interest expenses for the current fiscal year were primarily attributable to non-recurring merger related expenses of $1.3 million. Additionally, due to the opening of our new headquarters and branch on May 1, 2000, we incurred increased expenses in salaries and benefits, occupancy and equipment, and advertising and promotion.

         Income taxes. We recognized an income tax expense of $4,000 for the year ended December 31, 2000 as opposed to an income tax benefit of $319,000 for the year ended December 31, 1999. Income tax expense primarily reflects the tax effect of non-deductible merger expenses offset by the benefit of tax-exempt income. See Note 12 to our consolidated financial statements.

Liquidity And Capital Resources

         Our primary sources of funds include savings, deposits, loan repayments and prepayments, cash flow from operations and borrowed funds, primarily FHLB advances. We use our capital resources principally to fund loan origination and purchases, repay maturing borrowings, purchase investments, and for short-term liquidity needs. We expect to be able to fund or refinance, on a timely basis, our commitments and long-term liabilities. As of December 31, 2000, we had commitments to extend credit of $18.9 million. Certificate of deposit accounts scheduled to mature in less than one year from December 31, 2000 totaled $103.0 million. We expect that we will retain a majority of maturing certificate accounts.

         Our liquid assets consist of cash and cash equivalents, which include investments in highly short-term investments. The level of these assets are dependent on our operating, financing and investment activities during any given period. At December 31, 2000, cash and cash equivalents total $17.3 million.

         Net cash provided by our operating activities (the cash effects of transactions that enter into our determination of net income -- e.g., non-cash items, amortization and depreciation, premiums and discounts on mortgage-backed and investment securities, loss (gain ) on sale of securities available for sale and provision for loan losses) for the year ended December 31, 2000 was $238,000, a decrease of $3.2 million from December 31, 2000.

         Net cash used in our investing activities (i.e., cash receipts, primarily from our investment securities and mortgage-backed securities portfolios and our loan portfolio) for the year ended December 31, 2000 totaled $2.8 million, a decrease of $37.4 million from December 31, 1999. The decrease in net cash used in investing activities was primarily the result of a decrease of $28.1 million in loan originations, a decrease of $15.2 million in purchases of first mortgage loans, a decrease of $39.5 million in purchases of mortgage-backed and investment securities, a decrease of $3.2 million in purchases of premises and equipment , offset by a decrease of $49.3 million in net sales and maturities of mortgage-backed securities.

         Net cash provided by our financing activities (i.e., cash receipts primarily from net increases in deposits and borrowed funds ) for the year ended December 31, 2000 increased $5.6 million to $9.3 million from $3.7 million for the year ended December 31, 1999. The increase was the result of a $33.1 million increase in deposits, $10.9 million in proceeds from borrowed funds, $17.8 million in initial public offering subscription payable, offset by $46.8 million in repayment of borrowed funds, a $9.8 million decrease in net offering proceeds and $500,000 in dividend payments to the public shareholders, other than the mutual holding company.

         Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on our commitment to make loans and our ability to generate funds. We are also subject to federal regulations that impose certain minimum capital requirements.

Item  7.  Financial Statements

[LOGO]
KPMG
     New Jersey Headquarters
     150 John F. Kennedy Parkway
     Short Hills, NJ  07078




                          Independent Auditors' Report


The Board of Directors
Ridgewood Financial, Inc.:


We have audited the consolidated statements of financial condition of Ridgewood Financial, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Financial, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                    /s/KPMG LLP



January 22, 2001


[LOGO]
KPMG LLP. KPMB LLP, a U.S. limited liability partnership, is a member of KPMG International a Swiss association.

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                 Consoldiated Sttements of Financial Condition

                           December 31, 2000 and 1999

                        (In Thousands, Except Share Data)

                              Assets                                   2000         1999
                                                                    ---------    ---------
Cash and due from banks                                             $   2,454        6,553
Federal funds sold                                                     14,800        3,900
                                                                    ---------    ---------
                  Cash and cash equivalents                            17,254       10,453

Investment securities (note 4):
    Held to maturity (fair value approximates $624 and $847
       at December 31, 2000 and 1999, respectively)                       616          860
    Available for sale                                                 39,607       39,476
Mortgage-backed securities (notes 5 and 10):
    Held to maturity (fair value approximates $15,031 and $17,088
       at December 31, 2000 and 1999)                                  14,896       17,340
    Available for sale                                                 17,055       28,265
Loans receivable, net of allowance for loan losses of $1,001 in
    2000 and $924 in 1999 (notes 6 and 10)                            184,614      167,468
Accrued interest receivable                                             1,756        1,733
Premises and equipment, net (note 7)                                    8,662        7,099
Federal Home Loan Bank stock, at cost (notes 8 and 10)                  2,622        2,622
Other assets (note 12)                                                    895        1,530
                                                                    ---------    ---------
                  Total assets                                      $ 287,977      276,846
                                                                    =========    =========
               Liabilities and Shareholders' Equity

Liabilities:
    Deposits (note 9):
       Interest bearing                                             $ 225,662      195,467
       Noninterest bearing                                              5,789        6,470
                                                                    ---------    ---------
                  Total deposits                                      231,451      201,937

    Borrowed funds (note 10)                                           28,906       48,678
    Advances from borrowers for taxes and insurance                     1,327        1,247
    Accounts payable and other liabilities (note 11)                      930          369
                                                                    ---------    ---------
                  Total liabilities                                   262,614      252,231
                                                                    ---------    ---------
Shareholders' equity (note 14):
    Preferred stock, no par value.  Authorized 5,000,000 shares;
       none issued and outstanding                                         --           --
    Common stock, par value $.10.  Authorized 10,000,000 shares;
       3,180,000 shares issued and outstanding in 2000 and 1999           318          318
    Additional paid-in capital                                          9,446        9,428
    Retained earnings                                                  16,796       17,802
    Unallocated common stock held by employee stock
       ownership plan                                                    (811)        (913)
    Accumulated other comprehensive loss                                 (386)      (2,020)
                                                                    ---------    ---------
                  Total shareholders' equity                           25,363       24,615

Commitments and contingencies (note 13)
                                                                    ---------    ---------
                  Total liabilities and shareholders' equity        $ 287,977      276,846
                                                                    =========    =========

See accompanying notes to consolidated financial statements.

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                        Consolidated Statements of Income

                     Years ended December 31, 2000 and 1999

                        (In Thousands, Except Share Data)

                                                              2000           1999
                                                          -----------    -----------
Interest income:
    Loans receivable (note 6)                             $    13,025          9,935
    Investment securities held to maturity                         41             46
    Investment securities available for sale:
       Taxable                                                    470            527
       Tax-exempt                                               1,140          1,190
    Mortgage-backed securities held to maturity                 1,102            859
    Mortgage-backed securities available for sale               2,018          3,046
    Interest on federal funds sold and other short-term
       investments and dividends on FHLB stock (note 8)           732          1,159
                                                          -----------    -----------
                     Total interest income                     18,528         16,762
                                                          -----------    -----------
Interest expense:
    Deposits (note 9)                                          10,325          8,844
    Borrowed funds (note 10)                                    2,560          2,445
                                                          -----------    -----------
                     Total interest expense                    12,885         11,289
                                                          -----------    -----------
                     Net interest income before pro-
                        vision for loan losses                  5,643          5,473

Provision for loan losses (note 6)                                 86            102
                                                          -----------    -----------
                     Net interest income                        5,557          5,371
                                                          -----------    -----------
Noninterest income (loss):
    Fees and service charges                                      194            157
    Gain (loss) on sale of securities (notes 4 and 5)               5         (1,068)
    Other                                                          25              7
                                                          -----------    -----------
                     Total noninterest income (loss)              224           (904)
                                                          -----------    -----------
Noninterest expense:
    Salaries and benefits (note 11)                             2,540          2,364
    Occupancy and equipment (notes 7 and 13)                    1,307          1,011
    Advertising and promotion                                     183            130
    SAIF deposit insurance premium                                 41            119
    Merger related expenses (note 1)                            1,341             --
    Other expenses                                                880            853
                                                          -----------    -----------
                     Total noninterest expense                  6,292          4,477
                                                          -----------    -----------
                     Loss before income taxes                    (511)           (10)

Income tax expense (benefit) (note 12)                              4           (319)
                                                          -----------    -----------
                     Net (loss) income                    $      (515)           309
                                                          ===========    ===========
(Loss) earnings per common share - basic and diluted      $     (0.17)          0.10
                                                          ===========    ===========
Weighted average shares outstanding - basic and diluted   $ 3,078,040      3,092,645
                                                          ===========    ===========

See accompanying notes to consolidated financial statements.

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity

                     Years ended December 31, 2000 and 1999

                                 (In Thousands)

                                                                                                Accu-
                                                                                 Unallocated   mulated
                                    Shares                                         common       other
                                      of                  Additional               stock       compre-
                                    common       Common    Paid-in     Retained    held by     hensive      Total
                                    stock         stock    Capital     earnings   the ESOP      (loss)      equity
                                    -------    ---------  ---------   ---------  ----------   ----------------------

Balance at December 31, 1998            --     $      --      --        17,693          --         (271)     17,422
                                    -------    ---------  ---------   ---------  ----------   -----------  ---------

Comprehensive income (loss):
    Net income                                                             309                                  309
    Other comprehensive loss -
       unrealized holding losses
       on securities arising
       during the period (net of
       benefit of $(1,367))                                                                      (2,433)     (2,433)
    Less reclassification
       adjustment for gains
       in net income
       (net of tax of $384)                                                                         684         684
                                                                                                           ---------
                  Total
                    comprehensive
                    loss                                                                                     (1,440)
                                                                                                           ---------
    Net proceeds from common
       stock offering (net of
       expenses of $700)             3,180           318   9,433                                              9,751
    Capitalization of
       Mutual Holding Company                                             (200)                                (200)
    Unallocated common stock
      acquired by the ESOP                                                            (968)                    (968)
    Allocation of ESOP stock                                  (5)                       55                       50
                                    -------    ---------  ---------   ---------  ----------   -----------  ---------
Balance at December 31, 1999         3,180           318   9,428        17,802        (913)      (2,020)     24,615
                                    -------    ---------  ---------   ---------  ----------   -----------  ---------
Comprehensive income (loss):
    Net loss                                                              (515)                                (515)
    Other comprehensive income -
       unrealized holding gains
       on securities arising
       during the period
       (net of tax of $917)                                                                       1,637       1,637
    Less reclassification
        adjustment for gains
        in net income
       (net of tax of $2)                                                                            (3)        (3)
                                                                                                           ---------
                  Total
                    comprehensive
                    income                                                                                    1,119
                                                                                                           ---------
    Dividends paid                                                        (491)                                (491)
    Allocation of ESOP stock                                  18                       102                      120
                                    -------    ---------  ---------   ---------  ----------   -----------  --------
Balance at December 31, 2000         3,180   $       318   9,446        16,796        (811)        (386)     25,363
                                    =======    =========  =========   =========  ==========   ===========  ========

See accompanying notes to consolidated financial statements.

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2000 and 1999

                                 (In Thousands)

                                                                           2000        1999
                                                                         --------    --------
Cash flows from operating activities:
    Net (loss) income                                                    $   (515)        309
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Depreciation                                                        349         212
          Amortization of loan fees                                           (91)       (231)
          Premiums and discounts on mortgage-backed and
            investment securities                                             169       3,245
          (Gain) loss on sale of securities available for sale                 (5)      1,068
          Charge-offs                                                          (9)         --
          Provision for loans losses                                           86         102
          Increase in accrued interest receivable                             (23)       (346)
          Increase in other assets, net                                      (284)       (788)
          Increase (decrease) in other liabilities                            561        (123)
                                                                         --------    --------
                   Net cash provided by operating activities                  238       3,448
                                                                         --------    --------
Cash flows from investing activities:
    Net increase in loans                                                 (17,150)    (45,255)
    Purchase of first mortgage loans                                           --     (15,180)
    Purchase of mortgage-backed securities held to maturity                    --      (8,247)
    Purchase of mortgage-backed securities available for sale                  --        (969)
    Principal collected on mortgage-backed securities held to maturity      2,433       2,200
    Principal collected on mortgage-backed securities available
       for sale                                                             5,100      25,000
    Proceeds from sales of mortgage-backed securities available
       for sale                                                             6,385      34,344
    Purchase of investment securities available for sale                       --     (30,305)
    Proceeds from sales of securities available for sale                       --       3,674
    Maturities and calls of investment securities held to maturity          2,040          --
    Principal collected on investment securities                              216         332
    Purchase of premises and equipment                                     (1,912)     (5,093)
    Purchase of Federal Home Loan Bank stock                                   --        (673)
    Allocation of employee stock ownership shares                             120          50
                                                                         --------    --------
                   Net cash used in investing activities                   (2,768)    (40,122)
                                                                         --------    --------

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2000 and 1999

                                 (In Thousands)

                                                                           2000        1999
                                                                         --------    --------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                  $ 29,514      (3,592)
    Proceeds from borrowed funds                                           27,000      16,150
    Repayment of borrowed funds                                           (46,772)         --
    Net increase in advances from borrowers for
       taxes and insurance                                                     80         321
    Dividends paid                                                           (491)         --
    Decrease in initial public offering subscription
       payable                                                                 --     (17,809)
    Net proceeds from initial public offering                                  --       9,751
    Purchase of employee stock ownership plan stock                            --        (968)
    Capitalization of mutual holding company                                   --        (200)
                                                                         --------    --------
                   Net cash provided by financing activities                9,331       3,653
                                                                         --------    --------
                   Net increase (decrease) in cash and cash
                      equivalents                                           6,801     (33,021)

Cash and cash equivalents at beginning of year                             10,453      43,474
                                                                         --------    --------
Cash and cash equivalents at end of year                                 $ 17,254      10,453
                                                                         ========    ========
Supplemental disclosures of cash flow information - cash payments for:
       Interest on deposits and borrowed funds                           $ 12,871      11,302
                                                                         ========    ========
       Income taxes                                                      $    325         124
                                                                         ========    ========

See accompanying notes to consolidated financial statements.

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


 (1)   Merger

       On December 14, 2000, Ridgewood Financial, Inc. (the Company) entered into a merger agreement with Boiling Springs Bancorp, Inc., the parent company of Boiling Springs Savings Bank, Rutherford, New Jersey (Boiling Springs). At the date of acquisition, the Company's common stock held by public stockholders will be purchased for $18 per share, in cash, resulting in a $26,902,800 total purchase price. The merger will be accounted for as a purchase by Boiling Springs. The transaction is expected to close in May 2001.

       In conjunction with the merger, the Company incurred $1.3 million of merger-related charges during the year ended December 31, 2000. Such charges consist of a $1 million breakage fee payable to Provident Savings Bank, with whom the Company entered into a merger agreement on August 28, 2000, and other identified and incremental costs associated with the merger. Such costs include professional fees for investment banking, legal and accounting.

       In the event the Company enters into a merger, acquisition, consolidation or other form of business combination agreement, the Company shall pay Boiling Springs, in cash, the full amount of $500,000 promptly after written demand by Boiling Springs. The merger agreement has not been terminated nor has the Company entered into any of the aforementioned transactions as of December 31, 2000.

       Upon effective date of the merger, the Ridgewood Savings Bank of New Jersey Employee Stock Ownership Plan (the ESOP) shall be terminated on such terms and conditions contained in the ESOP agreement. Upon termination, all participant accounts shall be considered fully vested and non-forfeitable, all remaining assets shall be allocated to the accounts of the participants, and the ESOP loan will be paid in full. The Company will record an expense upon termination of the ESOP, in the amount of the cash proceeds remaining after the ESOP loan is repaid in full.


 (2)   Conversion and Reorganization

       Upon the effective date of the merger, the Supplemental Executive Retirement Plan and Directors Consultant and Retirement Plan (described in note 11) provide for acceleration in the vesting of benefits or payments due thereunder upon the occurrence of a change in ownership and control. Such acceleration will result in an expense to the Company to be recorded upon consummation of the merger.

       On June 22, 1998, the Board of Directors of Ridgewood Savings Bank of New Jersey (the Bank) adopted a Plan of Conversion to convert from a New Jersey chartered mutual savings bank to a New Jersey chartered stock savings bank. The Bank is a wholly-owned subsidiary of the Company, a holding company formed by the Bank.

       The Company is a savings bank holding company that was incorporated in July 1998 under the laws of the state of New Jersey for the purpose of acquiring all of the issued and outstanding common stock of the Bank. This acquisition occurred in January 1999. At that time, the Bank simultaneously converted

                                      37
                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       from a mutual to stock institution and sold all of its outstanding capital stock to the Company. The Company made its initial public offering of common stock and provided additional shares of common stock to Ridgewood Financial, MHC (MHC), a mutual holding company that holds 53% of the outstanding shares of the Company.

       The reorganization and conversion, including the initial public offering of the common stock of the Company, was completed on January 7, 1999, resulting in the issuance of 3,180,000 shares of common stock, $0.10 par value per share, of the Company of which 1,494,600 shares (47%) were sold at a purchase price per share of $7.00 and 1,685,400 shares (53%) were issued to MHC, resulting in gross proceeds of $10.5 million. Total expenses were approximately $700,000, resulting in net proceeds of $9.8 million.

       Approximately half of the net proceeds were paid directly by the Company to the Bank in return for 100,000 shares of common stock, $2.00 par value per share, of the Bank (100% of the issued and outstanding shares of the Bank). In addition, $200,000 was provided to MHC by the Bank. The remaining net proceeds were retained by the Company.

       Concurrent with the conversion and reorganization, the Company established an ESOP and a Restricted Stock Plan (RSP) for the benefit of employees and directors. The ESOP has purchased 8% of the number of shares sold in the offering, in the open market, using a loan from the Company. The RSP may be submitted for stockholder approval at a later date. If implemented, the RSP would purchase up to 4% of the number of shares sold in the offering. In addition, a stock option plan may be submitted for stockholders' approval in the future. If implemented, up to 10% of the number of shares sold in the offering would be reserved for issuance through exercise of options for common stock. If the merger described in note 1 is consummated, the RSP and stock option plan will not be submitted for approval.

       Upon a complete liquidation of the Bank after the conversion, the Company, as holder of the Bank's common stock, would be entitled to any assets remaining upon a liquidation of the Bank. Each depositor would not have a claim in the assets of the Bank. However, upon a complete liquidation of the MHC after the conversion, each depositor would have a claim, up to the pro rata value of his or her accounts, in the assets of the MHC remaining after the claims of the creditors of the MHC are satisfied. Depositors who have liquidation rights in the Bank immediately prior to the conversion will continue to have such rights in the MHC after the conversion for as long as they maintain deposit accounts in the Bank after the conversion.


 (3)   Summary of Significant Accounting Policies

       Business Activities

       The sole operations of the Company are conducted by the Bank. The Bank grants residential, commercial and consumer loans to, and accepts deposits from, customers from three branches located in northeastern New Jersey. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Bank operates in one segment, which is community banking.

                                      38
                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       Basis of Financial Statement Presentation

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiary, Ridgewood Savings Bank of New Jersey. All significant intercompany transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and revenues and expenses for the period. Actual results could differ significantly from these estimates.

       Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in settlement of loans. In connection with the determination of the allowance for loan losses and valuation of real estate owned, management generally obtains independent appraisals for significant properties.

       Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

       Investment Securities

       Management determines the appropriate classification of securities as either held to maturity or available for sale at the purchase date. Debt securities that management has the ability and intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts. Other securities are classified as available for sale and are carried at fair value.
       Unrealized gains and losses on securities available for sale are recognized as a component of other comprehensive income, net of income taxes, which is included in equity. Premiums and discounts are amortized using the level-yield method. The cost of securities sold is recognized using the specific-identification method.

       Mortgage-backed Securities

       Management determines the appropriate classification of mortgage-backed securities as either held to maturity or available for sale at the purchase date. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by third parties. Mortgage-backed securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. All other mortgage-backed securities are classified as available for sale and are carried at fair value. Unrealized gains and losses on mortgage-backed securities available for sale are recognized as a component of other comprehensive income, net of income taxes, which is included in equity. Premiums and discount are amortized using the level-yield method, adjusted for any prepayments. The cost of securities sold is determined using the specific-identification method.

                                      39
                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       Loans Receivable and Allowance for Loan Losses

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

       The Bank has defined the population of impaired loans to be all nonaccrual and restructured commercial loans, and certain other performing loans considered to be impaired as to principal and interest. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are excluded from the impaired loan portfolio. At December 31, 2000 and 1999, the Bank has no impaired loans.

       Premises and Equipment

       Land is carried at cost. Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 40 years for premises and 3 to 10 years for furniture and equipment. Leasehold improvements are depreciable over the term of the leases.

       Foreclosed Real Estate

       Real estate properties acquired through foreclosure are initially recorded at the lower of amortized cost or estimated fair value, less estimated costs to sell at the date of foreclosure. Estimated fair value is derived from independent appraisals. Costs relating to development and improvements of property are capitalized, whereas costs relating to the holding of property are expensed.

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value, less estimated costs to sell.

       Comprehensive Income

       Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the consolidated statements of changes in shareholders' equity.

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

       Employee Stock Ownership Plan

       An ESOP was established January 1, 1998 for the exclusive benefit of participating employees of the Bank. Participating employees are employees who have completed one year of service with the Bank and have attained the age of 21. Upon completion of the Plan of Reorganization and Stock Issuance, the ESOP acquired 8% of the total shares (119,568 shares) issued in the subscription offering. The purchase was funded through a loan obtained from the Company. The loan is expected to be repaid over a term of ten years at an annual interest rate equal to the prevailing prime interest rate. The loan is secured by the shares purchased and earnings of the ESOP assets.

       When a principal payment is made on the loan, the pro rata number of shares is allocated to the eligible employees in accordance with the provisions of the ESOP. During 2000 and 1999, 5,854 of the 119,568 shares were allocated in each year. The outstanding principal balance of the ESOP loan is treated as a reduction in shareholders' equity. ESOP shares scheduled to be released at the ESOP's year end are included as shares outstanding for calculation of earnings per share on a pro rata basis throughout the year.

       Dividends on unallocated shares used to pay debt service are reported as a reduction of debt or of accrued interest payable. Dividends on allocated shares are charged to retained earnings. The Company recognizes compensation cost equal to the fair value of the shares committed to be released. During 2000 and 1999, the Company recognized compensation expense of $120,212 and $50,000, respectively. The fair value of unallocated ESOP shares at December 31, 2000 and 1999 is $1,647,789 and $591,000, respectively. As of the merger date (note 1), the ESOP will be terminated and upon termination, all participant accounts will be fully vested and the loan will be paid in full.

                                       41
                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


       Earnings Per Common Share

       Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. ESOP shares scheduled to be released at the ESOP's year end are included as shares outstanding for calculation of earnings per share on a pro rata basis throughout the year.

       Derivative and Hedging Activities

       In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement delays the effective date of FASB Statement No. 133 for one year. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. On January 1, 2001, the Company adopted the aforementioned statements with no impact on the consolidated financial statements.

       Recent Accounting Pronouncements

       In  September  2000,  the  FASB  issued  SFAS No.  140,  "Accounting  for
       Transfers and  Servicing  of  Financial  Assets  and  Extinguishments  of
       Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
       Liabilities." However, most of the provisions of SFAS No. 125 have been carried forward without reconsideration. SFAS No. 140 revises the standards for accounting and reporting for securitizations and other transfers of financial assets and collateral, servicing of financial assets, extinguishments of liabilities, and requires certain disclosures. While certain provisions of SFAS No. 140 are currently in effect, other provisions contained in SFAS No. 140 are not effective until fiscal years ending after December 15, 2000 and for certain transactions entered into after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a material impact on the consolidated financial statements of the Company.

       Reclassifications

       Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


 (4)   Investment Securities

       At December 31, 2000 and 1999, securities held to maturity consist of the following (in thousands):

                                                    December 31, 2000
                            -------------------------------------------------------------------
                                                 Gross            Gross
                              Amortized        unrealized       unrealized           Fair
                                 cost            gains            losses            value
                            ---------------  ---------------  ---------------   ---------------
           U.S agencies     $        616                8               --               624
                            ===============  ===============  ===============   ===============

                                                    December 31, 1999
                            -------------------------------------------------------------------
                                                 Gross            Gross
                              Amortized        unrealized       unrealized           Fair
                                 cost            gains            losses            value
                            ---------------  ---------------  ---------------   ---------------
           U.S agencies     $        860               --              (13)              847
                            ===============  ===============  ===============   ===============

       At December 31, 2000, $615,723 was pledged as collateral. At December 31, 1999, none of these securities was pledged as collateral.

       At December 31, 2000 and 1999, securities available for sale consist of the following (in thousands):

                                                            December 31, 2000
                                    -------------------------------------------------------------------
                                                         Gross            Gross
                                      Amortized        unrealized       unrealized           Fair
                                         cost            gains            losses            value
                                    ---------------  ---------------  ---------------   ---------------
           Municipal securities     $     25,792               52             (756)           25,088
           Corporate bonds                 7,032               14              (16)            7,030
           U. S. agencies                  7,430               59               --             7,489
                                    ---------------  ---------------  ---------------   ---------------
                                    $     40,254              125             (772)           39,607
                                    ===============  ===============  ===============   ===============

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                                                                         December 31, 1999
                                                 -------------------------------------------------------------------
                                                                      Gross            Gross
                                                   Amortized        unrealized       unrealized           Fair
                                                      cost            gains            losses            value
                                                 ---------------  ---------------  ---------------   ---------------
           Municipal securities               $        25,842               --           (2,586)           23,256
           Corporate bonds                              7,044               --             (123)            6,921
           U. S. agencies                               2,001               --               (1)            2,000
           Equity securities                            7,410                9             (120)            7,299
                                                 ---------------  ---------------  ---------------   ---------------
                                              $        42,297                9           (2,830)           39,476
                                                 ===============  ===============  ===============   ===============

       At  December  31,  2000  and  1999,   securities   of  $0  and  $846,998,
       respectively, were pledged for municipal deposits.

       The following is a summary of maturities of debt securities as of December 31, 2000 (in thousands):

                                                         Securities held                 Securities available
                                                           to maturity                         for sale
                                                 --------------------------------  ---------------------------------
                                                   Amortized           Fair          Amortized            Fair
                                                      cost            value             cost             value
                                                 ---------------  ---------------  ---------------   ---------------
           Amounts maturing in:
              One year or less                   $         --               --            5,004             5,018
              After one year through five
                  years                                    --               --           11,937            11,956
              After five years through
                  ten years                                --               --            9,630             9,271
              After ten years                             616              624           13,683            13,362
                                                 ---------------  ---------------  ---------------   ---------------
                                                 $        616              624           40,254            39,607
                                                 ===============  ===============  ===============   ===============

       Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       Proceeds from sales of investment securities available for sale and the realized gross gains and losses from those sales are as follows (in thousands):


                                                  Years ended December 31
                                              ---------------------------------
                                                   2000              1999
                                              ---------------   ---------------
                Proceeds from sales           $         --             3,674
                                              ===============   ===============
                Gross realized gains          $         --                39
                                              ===============   ===============


                                       44
                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(5)   Mortgage-backed Securities

       At December 31, 2000 and 1999, mortgage-backed securities held to maturity consist of the following (in thousands):

                                                                    December 31, 2000
                                            ------------------------------------------------------------------
                                                                 Gross            Gross
                                              Amortized        unrealized       unrealized          Fair
                                                 cost            gains            losses           value
                                            ---------------  ---------------  ---------------  ---------------
                GNMA                        $      2,856               52               --            2,908
                FHLMC                              1,675                9               (3)           1,681
                FNMA                              10,365               92              (15)          10,442
                                            ---------------  ---------------  ---------------  ---------------
                                            $     14,896              153              (18)          15,031
                                            ===============  ===============  ===============  ===============

                                                                    December 31, 1999
                                            ------------------------------------------------------------------
                                                                 Gross            Gross
                                              Amortized        unrealized       unrealized          Fair
                                                 cost            gains            losses           value
                                            ---------------  ---------------  ---------------  ---------------
                GNMA                        $      3,319               17              (40)           3,296
                FHLMC                              1,931                5              (44)           1,892
                FNMA                              12,090               16             (206)          11,900
                                            ---------------  ---------------  ---------------  ---------------
                                            $     17,340               38             (290)          17,088
                                            ===============  ===============  ===============  ===============

       At December 31, 2000 and 1999, securities of $5.1 million and $8.7 million, respectively, were pledged as collateral.

       At December 31, 2000 and 1999, mortgage-backed securities available for sale consist of the following (in thousands):

                                                                    December 31, 2000
                                            ------------------------------------------------------------------
                                                                 Gross            Gross
                                              Amortized        unrealized       unrealized          Fair
                                                 cost            gains            losses           value
                                            ---------------  ---------------  ---------------  ---------------
                FHLMC                       $      8,385               33              (16)           8,402
                FNMA                               8,627               49              (23)           8,653
                                            ---------------  ---------------  ---------------  ---------------
                                            $     17,012               82              (39)          17,055
                                            ===============  ===============  ===============  ===============

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                                                                    December 31, 1999
                                            ------------------------------------------------------------------
                                                                 Gross            Gross
                                              Amortized        unrealized       unrealized          Fair
                                                 cost            gains            losses           value
                                            ---------------  ---------------  ---------------  ---------------
                GNMA                        $        608               --               --              608
                FHLMC                             14,144               20             (137)          14,027
                FNMA                              13,848               15             (233)          13,630
                                            ---------------  ---------------  ---------------  ---------------
                                            $     28,600               35             (370)          28,265
                                            ===============  ===============  ===============  ===============

       At December 31, 2000 and 1999, securities of $1.7 million and $18.4 million, respectively, were pledged as collateral.

       The following is a summary of maturities of mortgage-backed securities as of December 31, 2000 (in thousands):

                                                         Mortgage-backed                   Mortgage-backed
                                                         securities held                 securities available
                                                           to maturity                         for sale
                                                 --------------------------------  ---------------------------------
                                                   Amortized           Fair          Amortized            Fair
                                                      cost            value             cost             value
                                                 ---------------  ---------------  ---------------   ---------------
           Amounts maturing in:
              One year or less                   $         --               --              426               424
              After one year through five
                  years                                   924              918            3,716             3,720
              After five years through
                  ten years                             1,908            1,930           11,330            11,348
              After ten years                          12,064           12,183            1,540             1,563
                                                 ---------------  ---------------  ---------------   ---------------
                                                 $     14,896           15,031           17,012            17,055
                                                 ===============  ===============  ===============   ===============

       Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       Proceeds from sales of mortgage-backed securities available for sale and the realized gross gains and losses from those sales are as follows (in thousands):

                                                                        Years ended December 31
                                                                -----------------------------------------
                                                                      2000                  1999
                                                                ------------------    ------------------
                Proceeds from sales                             $         7,533                34,344
                                                                ==================    ==================
                Gross realized gains                            $            14                    --
                                                                ==================    ==================
                Gross realized losses                           $            (9)               (1,107)
                                                                ==================    ==================

 (6)   Loans

       The following is a summary of loans at December 31, 2000 and 1999 (in thousands):

                                                                        2000              1999
                                                                   ---------------   ---------------
           First mortgage loans:
              Secured by one- to four-family residences            $    158,159           146,971
              Secured by other property                                   7,593             6,932
                                                                   ---------------   ---------------
                             Total first mortgage loans                 165,752           153,903
                                                                   ---------------   ---------------
           Commercial loans                                               2,956             1,689
                                                                   ---------------   ---------------
           Consumer loans:
              Equity                                                     16,286            12,612
              Auto loans                                                    113                --
              Loans to depositors, secured by  savings                      448               214
              Other                                                         107                97
                                                                   ---------------   ---------------
                             Total consumer loans                        16,954            12,923
                                                                   ---------------   ---------------
           Less:
              Net deferred loan fees                                         47               123
              Allowance for loan losses                                   1,001               924
                                                                   ---------------   ---------------
                                                                   $    184,614           167,468
                                                                   ===============   ===============

                                       47

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


       Loans serviced for others amounted to $4,181,928 and $4,669,000 at December 31, 2000 and 1999, respectively.

       Activity in the allowance for loan losses for the years ended December 31, 2000 and 1999 is summarized as follows (in thousands):

                                                                    2000             1999
                                                               ---------------  ---------------
                Balance at beginning of year                   $        924              822
                Provision charged to income                              86              102
                Charge-offs                                              (9)              --
                                                               ---------------  ---------------
                Balance at end of year                         $      1,001              924
                                                               ===============  ===============

       The balance of nonaccrual loans totaled $0 and $133,000 at December 31, 2000 and 1999, respectively. Interest income that would have been recorded under the original terms of such loans approximated $8,000 for the year ended December 31, 1999. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.


 (7)   Premises and Equipment

       Premises and equipment at December 31, 2000 and 1999 consists of the following (in thousands):

                                                                      2000             1999
                                                                 ---------------  ---------------
                Land                                             $      1,052            1,052
                Building and improvements                               6,267            5,128
                Leasehold improvements                                    800              800
                Furniture, fixtures and equipment                       1,873            1,100
                                                                 ---------------  ---------------
                                                                        9,992            8,080
                Less accumulated depreciation                           1,330              981
                                                                 ---------------  ---------------
                                                                 $      8,662            7,099
                                                                 ===============  ===============

       Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $349,000 and $212,000, respectively.

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


 (8)   Federal Home Loan Bank Stock

       The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of New York (FHLB). The FHLB paid dividends at an effective rate of 6.93% and 6.81% for the years ended December 31, 2000 and 1999, respectively.


 (9)   Deposits

       Deposits at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                          2000                                 1999
                                             --------------------------------     --------------------------------
                                                                 Weighted                             Weighted
                                                 Amount        average rate           Amount        average rate
                                             ---------------  ---------------     ---------------  ---------------
           Noninterest bearing               $      5,676             --%         $      6,470             --%
           NOW accounts                            14,303           2.21                12,582           2.22
           Passbook                                29,229           3.19                32,893           3.24
           Money market                             3,821           2.97                 4,202           2.91
           Certificates of deposit                178,422           6.08               145,790           5.21
                                             ---------------  ===============     ---------------  ===============
                                             $    231,451                         $    201,937
                                             ===============                      ===============

       The aggregate amount of certificate of deposit accounts with a minimum denomination of $100,000 was approximately $27.5 million and $18.8 million at December 31, 2000 and 1999, respectively.

       At December 31, 2000 and 1999, scheduled maturities of certificates of deposit are as follows (in thousands):

                                                                                   2000             1999
                                                                              ---------------  ---------------
                One year or less                                              $    103,036           96,488
                One year to two years                                               66,151           43,066
                Two years to three years                                             8,752            3,731
                Three years to four years                                              435            2,443
                Five years or more                                                      48               62
                                                                              ---------------  ---------------
                                                                              $    178,422          145,790
                                                                              ===============  ===============

                                       49

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


       Interest expense on deposits for the years ended December 31, 2000 and 1999 is summarized as follows (in thousands):


                                                     2000              1999
                                                ---------------   --------------

                NOW accounts                    $        299               281
                Passbook                                 988               980
                Money market                             119               126
                Certificates of deposit                8,919             7,457
                                                ---------------   --------------
                                                $     10,325             8,844
                                                ===============   ==============

(10)  Borrowed Funds

       Borrowed funds at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                      2000             1999
                                                 ---------------  --------------
                Advances from the FHLB           $     28,906           48,678
                                                 ===============  ==============

       Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB, mortgage-backed securities and qualifying first mortgage loans. The advances are callable by the FHLB. Advances at December 31, 2000 have maturity dates as follows (in thousands):

                         2001                            $      5,000
                         2002                                   4,200
                         2004                                   1,500
                         2005                                   2,000
                         2006                                     446
                         2008                                   6,000
                         2009                                   9,760
                                                         ---------------
                                                         $     28,906
                                                         ===============

       The interest rates on advances ranged from 4.65% to 6.90% and from 4.65% to 6.76% at December 31, 2000 and 1999, respectively. The weighted average interest rate on FHLB advances at December 31, 2000 and 1999 was 5.87% and 5.55%, respectively.

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(11)   Employee Retirement Plans

       Pension Plan

       The Bank had a defined benefit pension plan (the pension plan) which covered all employees who satisfied the eligibility requirements. The benefits were computed using an average of the employee's compensation for the highest five years during the last ten years of employment. At December 31, 1999, the Bank's pension plan had a benefit obligation, plan assets and funded status of $735,957, $871,077 and $80,979, respectively. During 1999, employer contributions and benefit payments were $54,080 and $71,190, respectively. Assumptions utilized to develop the actuarial present value of the pension plan at December 31, 1999 were a discount rate of 8%, expected long-term rate of return of 8% and expected increases in compensation levels of 5.50%.

       Effective January 1, 2000, the Bank merged its plan into the Financial Institutions Retirement Fund Comprehensive Retirement Program (the Program), a multiemployer plan. In January 2000, all plan assets were transferred to the successor trustee. Upon this plan being merged, the Bank recognized $117,563 of pension plan settlement income. The Bank did not receive any assets from the merger. The merger did not impact current or future participant benefits. Costs of the pension plan are based on the contribution required to be made to the program. Due to the funded status of the Program, the Bank was not required to make contributions in 2000. Annual contributions are made to the Program in an amount not less than the minimum regulatory requirements.

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

       Directors Consultant and Retirement Plan

       In 1998, the Bank established a directors  consultant and retirement plan
       (DRP) which provides retirement benefits to directors following retirement after age 60 and completion of at least 10 years of service. If a director becomes a consulting director to the Board of Directors (Board) upon retirement, then he or she will receive a monthly payment equal to between 50% and 80% of the Board fee in effect at the date of retirement for a period of 120 months; such level of benefits is based upon years of service as of the retirement date. The DRP is unfunded.

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       The following table shows the funded status of the Bank's SERP and DRP and the amount reported in the consolidated statements of financial condition at December 31, 2000 and 1999 (in thousands):

                                                            2000             1999
                                                       ---------------  ---------------
       Change in benefit obligation:
          Benefit obligation at beginning of year               817              857
          Service cost                                           50               63
          Interest cost                                          64               55
          Benefits paid                                         (20)             (13)
          Actuarial gain                                        (82)            (145)
                                                       ---------------  ---------------
          Benefit obligation at end of year                     829              817
                                                       ---------------  ---------------
                         Funded status                         (829)            (817)

       Unrecognized gain                                       (257)            (177)
       Unrecognized past service liability                      625              699
                                                       ---------------  ---------------
                         Accrued pension liability     $       (461)            (295)
                                                       ===============  ===============

       Weighted average assumptions used to develop the net periodic pension costs are as follows (in thousands):

                                                       2000        1999
                                                    ----------   ---------

                Discount rate                           7.25%       8.00%
                Rate of increase in compensation
                    levels                              4.75        5.50
                                                    ==========   =========

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       Listed below are the components of pension expense for the years ended December 31, 2000 and 1999 (in thousands):


                                                        2000         1999
                                                      ----------   ---------

                Service cost                          $      50           63
                Interest cost                                64           55
                Unrecognized gain                            (9)          --
                Unrecognized past service
                    liability                                74           74
                                                      ----------   ---------
                              Net periodic pension
                                  cost                $     179          192
                                                      ==========   =========


       Profit-sharing Plan

       The Bank has a 401(k) profit-sharing plan covering substantially all employees. The plan provides for the Bank to match 50% of an employee's contribution up to 4% of an individual's salary. Contributions to the plan for the years ended December 31, 2000 and 1999 were approximately $25,300 and $23,000, respectively. At the merger effective date (described in note 1), the 401(k) profit-sharing plan will be terminated. Upon termination, all participants will be fully vested.


(12)   Income Taxes

       Income tax expense (benefit) for the years ended December 31, 2000 and 1999 is summarized as follows (in thousands):


                                                         2000         1999
                                                     ------------  -----------
           Current:
               Federal                                     116         (258)
               State                                        36           19
                                                     ------------  -----------
                                                           152         (239)
                                                     ============  ===========
                                       53

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                                                         2000       1999
                                                     ----------  ---------
           Deferred:
               Federal                               $    (142)       (77)
               State                                        (6)        (3)
                                                     ----------  ---------
                                                          (148)       (80)
                                                     ==========  =========
           Total:
               Federal                                     (26)      (335)
               State                                        30         16
                                                     ----------  ---------
                                                     $       4       (319)
                                                     ==========  =========

       Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following (in thousands):

                                                         2000        1999
                                                     ----------  ----------
           Expected income tax (benefit) expense
               at federal tax rate                   $    (174)         (3)
           (Decrease) increase in taxes
               resulting from:
                  State income tax, net of
                    federal income tax effect               16          11
                  Merger expenses                          455          --
                  Tax-exempt interest                     (388)       (406)
                  Disallowed interest expense               82          77
                  Other, net                                13           2
                                                     ----------  ----------
                                                     $       4        (319)
                                                     ==========  ==========

       Total income tax expense (benefit) for the years ended December 31, 2000 and 1999 was allocated as follows (in thousands):

                                                                 2000        1999
                                                               ----------  ------------
           Income tax expense (benefit) from operations        $       4        (319)
           Accumulated other comprehensive income
              (loss) - unrealized gain (loss) on securities
              available for sale                                     919        (983)
                                                               ----------  ------------
                                                               $     923      (1,302)
                                                               ==========  ============

                                       54

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       The following are the significant components of the net deferred tax asset at December 31, 2000 and 1999 (in thousands):

                                                                                           2000             1999
                                                                                      ---------------  ---------------
       Components of deferred tax asset:
          Provision for loan losses - book                                            $        360              333
          Loan fees                                                                             50               50
          Interest reserves                                                                     --                3
          Amortization of premiums and discounts on investment
              securities and mortgage-backed securities                                        151              199
          Accrued SERP                                                                          95               61
          Other                                                                                118               92
          Unrealized losses on available-for-sale securities                                   217            1,136
                                                                                      ---------------  ---------------
                         Total deferred tax asset                                              991            1,874
                                                                                      ---------------  ---------------
       Components of deferred tax liability:
          Depreciation                                                                          (5)             (55)
          Provision for loan losses - tax                                                     (216)            (288)
          Deferred loan cost                                                                   (59)             (47)
          Other                                                                                 (8)             (10)
                                                                                      ---------------  ---------------
                         Total deferred tax liability                                         (288)            (400)
                                                                                      ---------------  ---------------
                         Net deferred tax asset                                       $        703            1,474
                                                                                      ===============  ===============
       Net state deferred tax asset                                                   $         37               80
       Net federal deferred tax asset                                                          666            1,394
                                                                                      ---------------  ---------------
                                                                                      $        703            1,474
                                                                                      ===============  ===============

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

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       Retained earnings at December 31, 2000 include approximately $3.1 million for which no provision for income taxes has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes; distributions in complete or partial liquidation; stock redemptions; and excess distributions to shareholders. At December 31, 2000, the Bank has an unrecognized tax liability of $1.1 million with respect to this reserve.


(13)   Commitments, Contingencies and Concentrations of Credit Risk

       In the ordinary course of business, the Bank has various outstanding commitments that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Bank are outlined in the following section.

       Lease Commitments

       At December 31, 2000, the Bank is obligated under a noncancelable operating lease expiring in February 2005 for its office and drive-in facilities in Ridgewood, New Jersey. The lease contains escalation clauses providing for increased rentals based upon increases in the consumer price index and an option to renew for an additional ten years. In addition, the Bank leases a facility in Mahwah, New Jersey, under a noncancelable operating lease expiring in November 2007. The lease contains an option to renew for an additional eight years. Net rent expense exclusive of real estate taxes under the operating leases, included in occupancy and equipment expense, was approximately $200,355 and $187,397 for the years ended December 31, 2000 and 1999, respectively.

       The projected minimum rental payments under the terms of the leases, exclusive of the renewal options, as of December 31, 2000 are as follows:

           2001                           $    155,000
           2002                                155,000
           2003                                155,000
           2004                                155,000
           2005                                155,000
           2006 and thereafter                 472,000
                                          ------------
                                          $  1,247,000
                                          ============


       Real estate taxes, insurance and maintenance expenses are generally obligations of the Bank and, accordingly, are not included as part of rental payments.

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       Financial Instruments with Off-balance-sheet Risk

       The Bank maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. Additionally, the Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily consist of commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition.

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

       Loan Commitments

       At December 31, 2000, the Bank has outstanding firm commitments to originate loans as follows (in thousands):

                                                                  Fixed           Variable
                                                                   rate             rate             Total
                                                              ---------------  ---------------   ---------------
                Consumer and other loans                      $        270               --               270
                Commercial and construction                             --            5,025             5,025
                                                              ---------------  ---------------   ---------------
                                                              $        270            5,025             5,295
                                                              ===============  ===============   ===============

                         Commitments under home equity
                             lines of credit                                   $      1,055
                         Commitments under overdraft lines
                             of credit                                                   --
                                                                               ----------------
                                                                               $      1,055
                                                                               ================

       Litigation

       In the normal course of business, the Bank may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial position of the Bank will not be materially affected by the outcome of such legal proceedings and claims.

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       Concentrations of Credit Risk

       A substantial portion of the Bank's loans are one- to four-family residential first mortgage loans secured by real estate located in New Jersey. Accordingly, the collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in real estate market conditions.


(14)   Minimum Regulatory Capital Requirements

       The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal Deposit
       Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and Bank met all capital adequacy requirements to which it is subject.

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table.

                                                                                                    To be well
                                                                                                 capitalized under
                                                                         For capital             prompt corrective
                                                Actual                adequacy purposes          action provisions
                                        ------------------------   ------------------------   -------------------------
                                          Amount       Ratio         Amount       Ratio         Amount        Ratio
                                        ----------- ------------   ------------ -----------   ------------ ------------
                                                                        (In thousands)
       As of December 31, 2000:
           Total capital (to risk-
             weighted assets):
                 Consolidated           $   26,749      19.54      $   10,955        8.00     $   13,693       10.00
                 Bank                       24,482      17.88          10,955        8.00         13,693       10.00
           Tier 1 capital (to risk-
             weighted assets):
                 Consolidated               25,749      18.80           5,477        4.00          8,216        6.00
                 Bank                       23,481      17.15           5,477        4.00          8,216        6.00
           Tier 1 capital
             (to average assets):
                 Consolidated               25,749       8.34          12,353        4.00         15,441        5.00
                 Bank                       23,481       8.31          11,296        4.00         14,121        5.00
       As of December 31, 1999:
           Total capital (to risk-
             weighted assets):
                 Consolidated               27,560      20.70          10,158        8.00         12,698       10.00
                 Bank                       23,574      18.57          10,156        8.00         12,696       10.00
           Tier 1 capital (to risk-
             weighted assets):
                 Consolidated               26,636      20.98           5,079        4.00          7,619        6.00
                 Bank                       22,650      17.84           5,078        4.00          7,617        6.00
           Tier 1 capital
             (to average assets):
                 Consolidated               26,636       9.06          11,762        4.00         14,702        5.00
                 Bank                       22,650       8.59          10,547        4.00         13,184        5.00
                                        =========== ============   ============ ===========   ============ ============

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(15)   Fair Values of Financial Instruments

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

                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       The estimated fair values of the Bank's financial instruments at December 31, 2000 and 1999 are as follows (in thousands):

                                                              2000                               1999
                                                 --------------------------------  ---------------------------------
                                                    Carrying           Fair           Carrying            Fair
                                                     amount           value            amount            value
                                                 ---------------  ---------------  ---------------   ---------------
           Assets:
               Cash and cash equivalents           $   17,254           17,254           10,453            10,453
               Investment securities - HTM                616              624              860               847
               Investment securities - AFS             39,607           39,607           39,476            39,476
               Mortgage-backed securities -
                  HTM                                  14,896           15,031           17,340            17,088
               Mortgage-backed securities -
                  AFS                                  17,055           17,055           28,265            28,265
               Loans receivable, net                  184,614          185,711          167,468           165,619
               FHLB stock                               2,622            2,622            2,622             2,622
           Liabilities:
               Deposits                               231,451          232,103          201,937           199,732
               Borrowed funds                          28,906           29,097           48,678            48,343
                                                    =========        =========       ==========        ==========

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

                                       61
                                                                     (Continued)

                    RIDGEWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," and "Election of Directors."

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management

                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Election of Directors."

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

Item 13.  Exhibits, Lists and Reports on Form 8-K
-------------------------------------------------

         (a)      The following documents are filed as a part of this report:

         (1) The consolidated statements of financial condition of Ridgewood Financial, Inc. and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended, together with the related notes and the independent auditors' report of KPMG LLP, independent certified public accountants for the year ended December 31, 2000.

         (2)      Schedules omitted as they are not applicable.

          3.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

         (a)      List of Exhibits:
                  2       Agreement and Plan of Merger between the Company and Boiling Springs
                            Bancorp, Inc.*
                  3(i)    Certificate of Incorporation of Ridgewood Financial, Inc.**
                  3(ii)   Bylaws of Ridgewood Financial, Inc.**
                  10.1    Amended Form of Employment Agreement with Susan E. Naruk***
                  10.2    Amended Form of Employment Agreement with Nelson Fiordalisi***
                  10.5    Supplemental Executive Retirement Plan**
                  21      Subsidiaries of the Registrant (See Item 1 --
                            Description of Business -- General)
                  23      Consent of KPMG LLP

          (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2000.

------------------
*         Incorporated  by  reference  to  the  Definitive  Proxy  Statement  on
          Schedule 14A filed with the Commission on December 15, 2000.
** Incorporated by reference to the identically numbered Exhibit of the Registration Statement on Form SB-2 (File No. 333-62363) filed with the Commission on August 27, 1998.
*** Incorporated by reference to the identically numbered exhibit of the Quarterly Report on Form 10-QSB filed with the Commission on May 12, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed as of March 29, 2001 on its behalf by the undersigned, thereunto duly authorized.

                                         Ridgewood Financial, Inc.

                                         By: /s/Susan E. Naruk
                                             -----------------------------------
                                             Susan E. Naruk
                                             President and Chief
                                             Executive Officer
                                             (duly authorized representative)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2001.


/s/Susan E. Naruk                                    /s/John Scognamiglio
-----------------------------------------            --------------------------------------------
Susan E. Naruk                                       John Scognamiglio
President, Chief Executive Officer,                  Senior Vice President and Chief
and Director                                         Financial Officer
(Principal Executive Officer)                        (Principal Financial and Accounting Officer)


/s/Nelson Fiordalisi                                 /s/Bernard J. Hoogland
-----------------------------------------            --------------------------------------------
Nelson Fiordalisi                                    Bernard J. Hoogland
Executive Vice President, Chief Operating            Director
Officer, and Director


/s/Michael W. Azzara                                 /s/John Kandravy
-----------------------------------------            --------------------------------------------
Michael W. Azzara                                    John Kandravy
Director                                             Director


/s/Jerome Goodman                                    /s/Robert S. Monteith
-----------------------------------------            --------------------------------------------
Jerome Goodman                                       Robert S. Monteith
Director                                             Director


/s/John J. Repetto                                   /s/Paul W. Thornwall
-----------------------------------------            --------------------------------------------
John J. Repetto                                      Paul W. Thornwall
Director                                             Director
