Form 10QSB
period 2001-03-31
RIDGEWOOD FINANCIAL INC
filed 2001-05-14
CIK 1068784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

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

   Number of shares of Common Stock outstanding as of May 14, 2001: 3,180,000

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

     Item 2.   Changes in Securities and Use of Proceeds.................... 8

     Item 3.   Defaults upon Senior Securities.............................. 8

     Item 4.   Submission of Matters to a Vote of Security Holders.......... 8

     Item 5.   Other Information............................................ 8

     Item 6.   Exhibits and Reports on Form 8-K............................. 8

     Signatures............................................................. 9

                             Ridgewood Financial Inc
                 Consolidated Statements of Financial Condition
                        (In Thousands, Except Share Date)
                                   (Unaudited)

                                                                               March 31,  December 31,
                                                                                 2001        2000
                                                                                 ----        ----
                                   Assets
Cash and due from banks                                                        $ 23,167    $  2,454
Federal funds sold                                                                2,100      14,800
                                                                               --------    --------
     Cash and cash equivalents                                                   25,267      17,254

Investment securities:
     Held to maturity (fair values approximates $564 and $624 at
         March 31, 2001 and December 31, 2000, respectively)                        537         616
     Available for sale                                                          39,411      39,607
Mortgage-backed securities:
     Held to maturity (fair values approximates $14,634 and $15,031 at
         March 31, 2001 and December 31, 2000, respectively)                     14,334      14,896
     Available for sale                                                          16,064      17,055
Loans Receivable, net of allowance for loan losses of $1,016 and $1,001 at
     March 31, 2001 and December 31, 2000, respectively                         185,565     184,614
Accrued interest receivable                                                       1,699       1,756
Premise and equipment, net                                                        8,561       8,662
Federal Home Loan Bank stock, at cost                                             2,622       2,622
Other assets                                                                        675         895
                                                                               --------    --------
                                Total Assets                                   $294,735    $287,977
                                                                               ========    ========

                    Liabilities and Shareholders' Equity
Liabilities:
Deposits
     Interest bearing                                                          $236,430    $225,662
     Non-interest bearing                                                         4,439       5,789
                                                                               --------    --------
          Total deposits                                                        240,869     231,451

Borrowed funds                                                                   25,875      28,906
Advances from borrowers for tax and insurance                                     1,356       1,327
Accounts payable and other liabilities                                              887         930
                                                                               --------    --------

                              Total liabilities                                 268,987     262,614
                                                                               --------    --------
Commitments and contingencies                                                         -           -

Shareholders' equity:
Preferred stock, no par value.  Authorized 5,000,000 shares;
      none issued and outstanding                                                     -           -
Common Stock, par value $.10.  Authorized 10,000,000 shares;
     3,180,000 shares issued and outstanding in 2001 and 2000                       318         318
Additional paid-in-capital                                                        9,475       9,446
Retained earnings                                                                16,647      16,796
Unallocated common stock held by employee stock ownership plan                     (786)       (811)
Accumulated other comprehensive income (loss)                                        94        (386)
                                                                               --------    --------
                         Total shareholders' equity                              25,748      25,363
                                                                               --------    --------

                 Total liabilities and shareholders' equity                    $294,735    $287,977
                                                                               ========    ========

                            Ridgewood Financial, Inc.
                      Consolidated Statements of Operations
                        (In Thousands, Except Share Date)
                                   (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                      ------------------------
                                                            2001          2000
Interest income:
Loans receivable                                      $    3,364     $   3,025
Investment securities held to maturity                         8             8
Investment securities available for sale
     Taxable                                                 220           252
     Tax-exempt                                              285           285
Mortgage-backed securities held to maturity                  258           285
Mortgage-backed securities available for sale                279           432
Interest on federal funds sold and other short-term
     investments and dividends on FHLB stock                 310           158
                                                      ----------    ----------
                    Total interest income                  4,724         4,445
                                                      ----------    ----------

Interest expense:
Deposits                                                   3,022         2,292
Borrowed funds                                               390           674
                                                      ----------    ----------
                   Total interest expense                  3,412         2,966
                                                      ----------    ----------

          Net interest income before provision
                       for loan losses                     1,312         1,479

Provision for loan losses                                     15            22
                                                      ----------    ----------
                     Net interest income                   1,297         1,457
                                                      ----------    ----------
Non-interest income:
Fees and service charges                                      53            40
Gain on sale of securities                                    13             -
Other                                                          -             4
                                                      ----------    ----------
                     Total non-interest income                66            44
                                                      ----------    ----------
Non-interest expenses:
Salaries and benefits                                        685           632
Occupancy and equipment                                      407           307
Advertising and promotion                                     20            25
SAIF deposit insurance premium                                11            10
Merger expenses                                              133             -
Other expenses                                               174           176
                                                      ----------    ----------
                  Total non-interest expense               1,430         1,150
                                                      ----------    ----------
               (Loss) income before income taxes             (67)          351

Income taxes (benefit) expense                               (41)           50
                                                      ----------    ----------
                   Net (loss) income                         (26)          301
                                                      ==========    ==========

Earnings per common share:
     Basic                                                 (0.01)         0.10
     Diluted                                               (0.01)         0.10
                                                      ==========    ==========

Weighted average shares outstanding:
     Basic                                             3,085,504     3,073,564
     Diluted                                           3,085,504     3,073,564
                                                      ----------    ----------


                                      Ridgewood Financial Inc.
                                 Consolidated Statements of Cash Flows
                                     (In thousands) (Unaudited)

                                                                             For the Three Months Ended
                                                                                      March 31
                                                                           ------------------------------
                                                                               2001             2000
                                                                           -------------    -------------
Cash flows from operating activities:
    Net (loss) income                                                               (26)             301
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation                                                                 107               48
       Amortization of loan fees                                                    (16)             (24)
       Premiums and discounts on mortgage-backed
         and investment securities                                                   (5)              83
       Gain on sale of securities available for sale                                (14)               -
       Provision for loan losses                                                     15               22
       Increase in deferred taxes                                                   413              160
       Increase in accrued interest receivable                                       57               47
       Increase in other assets, net                                               (463)            (128)
       (Decrease) increase in other liabilities                                     (43)             404
                                                                           -------------    -------------
            Net cash provided by operating activities                                25              913
                                                                           -------------    -------------

Cash flows from investing activities:
    Net increase in first mortgage loans                                           (931)          (5,823)
    Purchases of mortgage-backed securities available for sale                        -            1,909
    Principle collected on mortgage-backed securities                               506                -
    Proceeds from sales of mortgage-backed securities available for sale          1,000                -
    Maturities and call of investments available for sale                         1,003            2,000
    Principal  collected on investment securities                                    73               23
    Purchases of premises and equipment                                              (6)            (954)
    Proceeds from collection of loan fees                                             1                1
    Allocation of employee stock ownership shares                                    53               22
                                                                           -------------    -------------

            Net cash provided by (used in) investing activities                   1,699           (2,822)
                                                                           -------------    -------------

Cash flows from financing activities:
    Net increase in deposits                                                      9,418            2,305
    Repayment of borrowed funds                                                  (3,031)          (2,030)
    Net increase in advances from borrowers for
       taxes and insurance                                                           29               47
    Dividends Paid                                                                 (127)            (127)
                                                                           -------------    -------------

            Net cash provided by financing activities                             6,289              195
                                                                           -------------    -------------
            Net increase (decrease) in cash and cash equivalents                  8,013           (1,714)

Cash and cash equivalents at beginning of year                                   17,254           10,453
                                                                           -------------    -------------
Cash and cash equivalents at end of year                                         25,267            8,739
                                                                           =============    =============

Supplemental disclosures of cash flow information-cash
    payments for:
       Interest on deposits and borrowed funds                                    3,562            2,974
       Income taxes                                                                  63                5


                           RIDGEWOOD FINANCIAL, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated statements of financial condition, statements of income and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated statements of income are not necessarily indicative of results which may be expected for the entire year or any other interim period. The condensed financial statements as of and for the three month period ended March 31, 2001, include the accounts of Ridgewood Savings Bank of New Jersey (the "Bank"), which is the wholly owned subsidiary of Ridgewood Financial, Inc. (the "Company" or "Ridgewood"). The Company's business is conducted principally through the Bank.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed unaudited financial statement be read in conjunction with the Form 10-KSB for the year ended December 31, 2000.

(2) Comprehensive income (loss) for the three and nine month periods ended, as follows:

                                                                                    Three Months
                                                                           --------------------------
                                                                               3/31/2001   3/31/2000
                                                                           -------------- -----------
Comprehensive income
     Net (loss) income                                                             $(26)       $301
                                                                                   ----        ----
     Other comprehensive income - unrealized holding losses on
        securities arising during the period                                        488          61
     Less reclassification adjustment for gains in net income                        (8)          -
                                                                                   ----        ----
                                                                                    480          61
                                                                                   ----        ----
              Total comprehensive income                                           $454        $362
                                                                                   ====        ====


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Ridgewood Financial Inc.'s (the "Company") business is conducted principally through Ridgewood Savings Bank of New Jersey (the "Bank"). All references to the Company refer collectively to the Company and the Bank.

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses and general economic conditions. Ridgewood Financial Inc. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         For the three months ended March 31, 2001, net (loss) totaled $26,000, or a loss of $.01 per diluted share, compared to net income of $301,000, or $.10 per diluted share, for the comparative 2000 period. Lower net income for the three-month period ended March 31, 2001 was primarily the result of a lower net interest margin and increases in operating expenses, which included $133,000 of non-recurring merger related expenses.

         In regard to the pending merger transaction with Boiling Springs Bancorp ("Boiling Springs"), Boiling Springs received regulatory approval regarding the pending regulatory applications filed with the banking regulators on March 30, 2001 and April 23, 2001, respectively. It is anticipated that the Boiling Springs merger will close by the end of the second quarter of year 2001.


CHANGES IN FINANCIAL CONDITION

         At March 31, 2001, total assets increased $6.7 million to $294.7 million from $288.0 million at December 31, 2000. The increase in total assets at March 31,2001 is primarily due to a net increase of $8.0 million in cash and cash equivalents.

         Total liabilities at March 31, 2001 increased $6.4 million to $269.0 million from $262.6 million at December 31, 2000. Of such increase at March 31, 2001, interest bearing deposits increased $10.7 million which were offset by repayments of $3.0 million in borrowed funds. The increase in interest bearing deposits was primarily due to the growth in certificates of deposits.

         Total shareholders' equity increased $385,000 to $25.7 million at March 31, 2001 from $25.3 million at December 31, 2000. Such increase in shareholders' equity was primarily due to an increase of $480,000 in accumulated other comprehensive income, offset by a decrease in retained earnings consisting of a net loss of $26,000 and the quarterly dividend payment of $124,000. Because of interest rate volatility and accumulated other comprehensive loss, stockholder's equity could materially fluctuate for each interim period and year-end period.

RESULTS OF OPERATIONS

         Net Interest Income. Net interest income before provision for loan losses for the three- month period ended March 31, 2001 was $1.3 million compared to $1.5 million for the same three-month period ended March 31, 2000. The interest rate spread (on a tax equivalent basis), which is the difference between the yield on average interest earning assets less the cost of average interest bearing liabilities, decreased 36 basis points to 1.84% for the three months ended March 31, 2001, as compared to 2.20% for the same three month period in 2000. The decrease in interest rate spread for the current three-month period was primarily the result of increases in the average cost of interest bearing liabilities, specifically certificates of deposits and borrowings.

         Interest Income. Interest income on a tax equivalent basis for the three months ended March 31, 2001 increased $279,000 to $4.9 million from $4.6 million for the same period in 2000. The increase was primarily due to higher average balances in loans receivable, net and other interest-earning assets offset by a decrease in the average balance of securities available for sale and held to maturity.

         Interest income on loans receivable, net increased $339,000 to $3.4 million for the three months ended March 31, 2001, from $3.0 million for the same three month period in 2000. The increase was due to a rise of $16.0 million in the average balance of loans receivable resulting from originations of new loans in excess of prepayments and amortization. In addition, the average yield for the current three month period increased 18 basis points to 7.39% from 7.21% for the same three months one year ago. Interest income on other interest-earning assets increased $152,000 to $310,000 due to an increase in the average balance of $11.1 million, offset by a decline of 41 basis points in the average yield as compared to same period of one year ago. Further, interest income on held to maturity and available for sale securities decreased a total of $212,000 as their average balance declined $2.7 and 11.0 million, respectively compared to the three months ended March 31, 2000.

         Interest Expense. Total interest expense for the three months ended March 31, 2001 increased $446,000, to $3.4 million compared to $3.0 million for the same period in fiscal 2000. The increase in interest expense was primarily related to increases in the average balances of certificates of deposits coupled with an increase in average cost of funds for the current three-month period. The continued rise in short term interest rates during the second half of 2000, forced the Company to reprice deposits, primarily certificates of deposits at much higher rates and incur higher interest rates for borrowed funds. Average certificates of deposits for the current three-month period totaled $181.7 million, compared to $145.9 million for the same period in 2000. Average costs of funds for certificates of deposits for the current three-month period increased 73 basis points to 6.04% from 5.31%, for the same year ago period. Average borrowed funds for the current three-month period ended totaled $27.0 million compared to $48.1 million for the same three months ended March 31, 2000. Average costs of funds on borrowings for the current three-month period increased 21 basis points, to 5.85% from 5.64%.

         Provision for Loan Losses. The provision for loan losses for the three-month period ended March 31, 2001 was $15,000 compared to $22,000, for the same periods in fiscal 2000. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-Interest Expenses. Total non-interest expense for the three months ended March 31, 2001 was $1.4 million compared to $1.2 million for the same period in fiscal 2000. The most significant increases in non-interest expenses for the current three-month period were primarily attributable to non-recurring merger related expense of $133,000. Additionally, for the three months ended March 31, 2001, salaries and benefits increased $53,000 and occupancy and equipment increased $100,000 compared to the same 2000 period. Such increases in these expenses were primarily due to the May 1, 2000 opening of the new headquarters and branch.

         Income Taxes. For the three months ended March 31, 2001, the Company recognized an income tax (benefit) of $(41,000) as opposed to an income tax expense of $50,000 for the same three-month period in 2000. The income tax (benefit) was primarily related to the net loss of $26,000 and tax exempt income which was offset by $133,000 of non - deductible merger related expenses.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) 2     Agreement and Plan of Merger between the Company and Boiling
                     Springs, Bancorp, Inc.*
             3(i) Certificate of Incorporation of Ridgewood Financial, Inc.** 3(ii) Bylaws of Ridgewood Financial, Inc.**
             10.1  Amended Form of Employment  Agreement with Susan E. Naruk**
             10.2  Amended Form of Employment Agreement with Nelson Fiordalisi**
             10.5  Supplemental  Executive  Retirement Plan**

             *  Incorporated by reference to the definitive proxy statement on
                Schedule 14A (DEFA 14A) filed with the Commission on December 15, 2000.
             ** Incorporated by reference to the identically numbered exhibits of the Registrant's Form SB-2 (333- 62363).

         (b) None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIDGEWOOD FINANCIAL, INC.





Date: May 14, 2001               By:      /s/Susan E. Naruk
                                          --------------------------------------
                                          Susan E. Naruk
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)
                                          (Duly Authorized Officer)



Date: May 14, 2001               By:      /s/John Scognamiglio
                                          --------------------------------------
                                          John Scognamiglio
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and Chief Accounting Officer)